Form 10QSB
period 1995-09-30
SEMPER RESOURCES CORP
filed 1996-07-26
CIK 863139

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                 FORM 10-QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the quarterly period
ended September 30, 1995                      Commission File Number 0-18565


                       RESOURCES OF THE PACIFIC CORPORATION

             (Exact name of registrant as specified in its charter)



             Nevada                                         93-0947570
  (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                      Identification Number)


                                5277 Cameron Street
                                     Suite 130
                              Las Vegas, Nevada 89118
        Registrant's telephone number, including area code: (702) 221-1209


                           Pit Stop Auto Centers, Inc.
                 8350 East Bronco Trail, Scottsdale, AZ 85255
(Former name, former address and former fiscal year if changed from last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes                  No   X
     ---                 ---

      As of October 15, 1995 there were 3,379,279 shares of the Issuer's Common Stock, $.05 par value outstanding

                    RESOURCES OF THE PACIFIC CORPORATION
                           Index to Form 10-QSB

PART I      FINANCIAL INFORMATION                                        PAGE
                                                                         ----
  Item 1.   Financial Statements

            Balance Sheets as of September 30, 1995 (Unaudited)
            and December 31, 1994........................................   3

            Statements of Operations for the Three Months and Nine Months
            Ended September 30, 1995 and 1994 (Unaudited)................   4

            Statements of Cash Flows for the Nine Months
            Ended September 30, 1995 and 1994 (Unaudited)................   5

            Notes to Financial Statements................................   6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   7


PART II     OTHER INFORMATION

  Item 5.   Other Information............................................   8


SIGNATURE................................................................   9

                    RESOURCES OF THE PACIFIC CORPORATION

                              BALANCE SHEET



                                               September 30,    December 31,
                                                   1995             1994
                                               -----------      -----------
                                                (Unaudited)      (Audited)

Assets
Current Assets:
      Cash                                     $    17,225      $        27
                                               -----------      -----------

Total Current Assets:                          $    17,225      $        27
Property & Equipment, net                                0              281
                                               -----------      -----------
Total Assets:                                  $    17,225      $       308
                                               -----------      -----------
                                               -----------      -----------


Liabilities & Stockholder Equity
Current Liablities
      Accounts Payable                         $    10,187      $    12,204
      Loans Payable                                 50,000
                                               -----------      -----------
Total Current Liabilites                       $    60,187      $    12,204


Stockholder Equity
Common Stock, $.005 par value,
  25,000,000 shares authorized and
  .05 par value, 10,000,000 shares
  authorized, respectively and 3,379,279
  shares issued and outstanding as of
  September 30, 1995 and 2,874,279 shares
  issued and outstanding as of
  December 31, 1994                            $    16,896      $   143,713
  Additional Paid-in-Capital                     2,914,394        2,760,727
  Accumulated Deficit                           (2,974,252)      (2,916,336)
                                               -----------      -----------
  Total Stockholders Equity                    $   (42,962)     $   (11,896)
                                               -----------      -----------
Total Liabilities & Stockholder Equity         $    17,225      $       308
                                               -----------      -----------
                                               -----------      -----------

                       RESOURCES OF THE PACIFIC CORPORATION

                            STATEMENT OF OPERATIONS
                                 (Unaudited)


                                   Three Months               Nine Months
                                Ended September 30,       Ended September 30,
                              ----------------------    ----------------------
                                 1995         1994         1995        1994
                              ---------    ---------    ---------    ---------

Revenues                      $     -      $     -      $    -       $    -
                              ---------    ---------    ---------    ---------


Expenses:
  Selling, General &          $  32,775    $   2,103    $  57,635    $   9,888
  Administrative
  Depreciation                       47          117          281          350
                              ---------    ---------    ---------    ---------
Total Expenses                $  32,822    $   2,220    $  57,916    $  10,238
                              ---------    ---------    ---------    ---------

Net Loss                      $ (32,822)   $  (2,220)   $  57,916    $ (10,238)
                              ---------    ---------    ---------    ---------
                              ---------    ---------    ---------    ---------
Loss Per Share                $   (0.01)   $   (0.01)   $   (0.02)   $   (0.01)
                              ---------    ---------    ---------    ---------
                              ---------    ---------    ---------    ---------
Weighted average shares
  outstanding                 3,379,279    2,483,409    3,066,498    2,316,257
                              ---------    ---------    ---------    ---------
                              ---------    ---------    ---------    ---------

                     RESOURCES OF THE PACIFIC CORPORATION

                        STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                               Nine Months Ended
                                                 September 30,
                                              ---------------------
                                                1995         1994
                                              --------     --------

Cash flows from operating activities:
      Net loss                                $(57,916)    $(10,238)
      Adjustments to reconcile net loss
      to net cash used by operating
      activities:
            Depreciation                           281          350
      Changes in assets and liabilities:
            Accounts payable and other
                  liabilities                   (2,017)     (35,660)
                                              --------     --------
            Net cash used by operating
                  activities                   (59,652)     (45,548)
                                              --------     --------
Cash flows from financing activities:
      Proceeds from sale of common stock        26,850       45,000
      Loan proceeds                             50,000
      Net cash provided (used) in
            financing activities                76,850       45,000
                                              --------     --------
Net increase (decrease) in cash                 17,198         (548)
Cash and cash equivalents, at beginning
      of period                                     27          942
                                              --------     --------
Cash and cash equivalents, at end of
      of period                               $ 17,225     $    394
                                              --------     --------
                                              --------     --------



              See Accompanying notes to financial statements.

                     RESOURCES OF THE PACIFIC CORPORATION

                        NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - ACCOUNTING POLICIES

      The financial statements reflect all adjustments (which include only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the Company's financial position, results of operations and cash flows.

      The financial statements have been prepared by the Company without audit and are subject to year-end adjustment. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

      These interim statements should be read in conjunction with the audited financial statements filed by the Company on Form 10-K with the Securities and Exchange Commission.

      Results of operations for the three months and Nine months ended September 30, 1995 and 1994, are not necessarily indicative of results to be achieved for the full fiscal year.

NOTE 2 - SIGNIFICANT EVENTS

      (a) On March 30, 1995, the Company issued 65,000 shares of its restricted common stock to the Company's President in lieu of payment for cash advances made to the Company by the President. Such advances totaled $4,850.

      (b) On June 30, 1995, the Company issued 440,000 shares of its 440,000 shares of its restricted common stock to the Company's President in lieu of payment for cash advances made to the Company by the President. Such advances and services totalled $22,000.

      (c) On September 7, 1995, the Company entered into an Acquisition Agreement with Resources of the Pacific, Inc. ("ROP") pursuant to which:

      (1) The Company acquired all of the issued and outstanding shares of ROP in exchange for the issuance of 22,219,000 post reverse split shares of common stock of the Company;

      (2) The Articles of Incorporation of the Company were amended by effecting a reverse split of the common stock on a ratio of one for twenty; and

      (3)   The Company changed its name to "Resources of the Pacific
            Corporation."


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

      No interest payments were paid for the three months or nine months ended September 30, 1995 or 1994. No income taxes were paid during the three months or nine months ended September 30, 1995 or 1994.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30

      There were no revenues for either the three months ended September 30, 1995 or September 30, 1994 as the sole business activity of the Company was its search for a business to acquire.

      Operating expenses increased by $30,602 or 1,378.5% to $32,822 from $2,220 for the three months ended September 30, 1994. This increase is the result of costs incurred in evaluating and acquiring Resources of the Pacific, Inc.

NINE MONTHS ENDED SEPTEMBER 30

      There were no revenues for either the nine months ended September 30, 1995 or September 30, 1994 as the sole business activity of the Company was its search for a business to acquire.

      Operating expenses increased by $47,678 or 565.7% to $57,916 from $10,238 for the nine months ended September 30, 1994. This increase is the result of costs incurred in evaluating and acquiring Resources of the Pacific, Inc.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of stock to its officers and loans from its shareholders. As of September 30, 1995, the Company had a cash balance of 17,225 and a deficit in working capital of $42,962.

      Net cash used in operating activities increased to $59,652 from $45,548 for the nine months ended September 30, 1995 and 1994, respectively. The increase in cash used in operations resulted from the evaluation and acquisition of Resources of the Pacific, Inc. during the third quarter of 1995.

      Net cash provided by financing activities increased to $76,850 from $45,000 for the nine months ended September 30, 1995 and 1994, respectively. This increase is attributable to increased sales of common stock and a loan from the principal shareholder.

      At September 30, 1995, the Company had a demand loan payable to a shareholder of $50,000.

      The Company has experienced significant operating losses throughout its history, and the acquisition of Resources of the Pacific, Inc. will require substantial funds for the development of its business. Therefore, the Company's ability to survive is dependent on its ability to raise capital through the issuance of stock or to borrow additional funds. Without the success of one of these options, the Company will not have sufficient cash to satisfy its working capital and investment requirements for the next twelve months.

                        PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

      On September 7, 1995, the Company entered into an Acquisition Agreement with Resources of the Pacific, Inc. ("ROP") pursuant to which the Company acquired all of the issued and outstanding shares of ROP in exchange for the issuance of 22,219,000 post reverse split shares of the Company's common stock; amended its Articles of Incorporation to effect a one for twenty reverse split of its common stock and changed its name to Resources of the Pacific Corporation.

      ROP is the owner of nine joint venture timber concessions covering approximately 80,000 acres in the Republic of Fiji.

                                 SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       RESOURCES OF THE PACIFIC CORPORATION

Date: July 12, 1996                    By: /s/ Robert A. Dietrich
                                           -------------------------------
                                       Robert A. Dietrich, President
                                       and Chief Executive Officer


                                       By: /s/ John H. Brebbia
                                           -------------------------------
                                       John H. Brebbia, Chief Financial Officer