Form 10QSB
period 1996-03-31
SEMPER RESOURCES CORP
filed 1996-07-26
CIK 863139

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549



                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


      FOR THE QUARTERLY PERIOD                COMMISSION FILE NUMBER 0-18565
        ENDED MARCH 31, 1996



                        SEMPER RESOURCES CORPORATION

             (Exact name of registrant as specified in its charter)



                    NEVADA                                  93-0947570
- ---------------------------------------------         ----------------------
(State or other jurisdiction of incorporation             (IRS Employer
               or organization)                       Identification Number)



                             5277 CAMERON STREET
                                  SUITE 130
                           LAS VEGAS, NEVADA 89118
      ------------------------------------------------------------------
      Registrant's telephone number, including area code: (702) 221-1209


                    RESOURCES OF THE PACIFIC CORPORATION
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed from last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes        No  X
   -----     -----

     As of June 30, 1996 there were 25,088,599 shares of the Issuer's Common Stock, $.005 par value outstanding

                        SEMPER RESOURCES CORPORATION
                            INDEX TO FORM 10-QSB
                            --------------------



PART I         FINANCIAL INFORMATION                                       PAGE
                                                                           ----
  Item 1.      Financial Statements

               Balance Sheets as of March 31, 1996 (Unaudited)
               and December 31, 1995 ......................................  3

               Statements of Operations for the Three Months
               Ended March 31, 1996 and 1995 (Unaudited) ..................  4

               Statements of Cash Flows for the Three Months
               Ended March 31, 1996 and 1995 (Unaudited) ..................  5

               Notes to Financial Statements ..............................  6

  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations ........................  7


PART II        OTHER INFORMATION

  Item 5.      Other Information ..........................................  8


Signature .................................................................  9

                        SEMPER RESOURCES CORPORATION
                                BALANCE SHEET

ASSETS                                           March 31,         December 31,
                                                   1996                1995
                                                ----------         ------------
                                                (Unaudited)          (Audited)
Current Assets:
  Cash                                          $        51        $       151
                                                -----------        -----------
Total Current Assets:                                    51        $       151
Property & Equipment, net                                 0                  0
Other Assets:
  Joint Venture Timber Concessions                7,098,948          7,098,948
  Goodwill, net                                     106,774            108,626
                                                -----------        -----------
Total Other Assets                              $ 7,205,722        $ 7,207,574
                                                -----------        -----------

 Total Assets                                   $ 7,205,773        $ 7,207,725
                                                -----------        -----------
                                                -----------        -----------

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
  Accounts payable                              $    10,000        $    10,000
  Accrued expenses                                    4,937              2,670
  Advances from related parties                       5,100              5,100
  Notes payable due related parties                  97,300             70,000
                                                -----------        -----------
Total Current Liabilities                       $   117,337        $    87,770

Stockholders' Equity
  Common Stock, $.005 par value,
  100,000,000 shares authorized,
  23,737,964 issued and outstanding
  at March 31, 1996                             $   118,690        $   118,690
  Additional paid in capital                     10,022,643         10,022,643
  Accumulated deficit                           (-2,471,991)        (2,471,991)
  Deficit accumulated during the
  development stage                                  58,906           (549,387)
                                                -----------        -----------

Stockholders' Equity                            $ 7,088,436        $ 7,119,955
                                                -----------        -----------


    Total Liabilities and Stockholder' Equity   $ 7,205,773        $ 7,207,725
                                                -----------        -----------
                                                -----------        -----------

                        SEMPER RESOURCES CORPORATION
                     STATEMENT OF OPERATIONS (Unaudited)
                     FOR THE THREE MONTHS ENDED MARCH 31,


                                                1996           1995
                                            ----------      ---------
Revenues
  Sales                                     $        -      $       -

Expenses:
  Selling, General & Administrative             27,400            775
  Depreciation and Amortization                  1,852            117
                                            ----------      ---------
Total Expenses                              $   29,252      $     892
                                            ----------      ---------

 Loss from operations                       $  (29,252)     $    (892)

Other income (expenses)
  Interest expenses                             (2,267)             -
                                            ----------      ---------

Net Loss                                    $  (31,519)     $    (892)
                                            ----------      ---------
                                            ----------      ---------

Loss Per Share                                  $0.001          $0.00
                                            ----------      ---------
                                            ----------      ---------
Weighted average shares outstanding         23,737,984      2,875,273
                                            ----------      ---------
                                            ----------      ---------

                        SEMPER RESOURCES CORPORATION
                     STATEMENT OF CASH FLOWS (Unaudited)
                     FOR THE THREE MONTHS ENDED MARCH 31,


                                                         1996        1995
                                                       ---------   --------
Cash Flows from operating activities:
  Net loss                                             $(31,519)   $  (892)
  Adjustments to reconcile net loss
  to net cash used by operating activities:
    Preparation & Amortization                            1,852        117
  Changes in assets and liabilities:
    Amount due from officer                                          2,000
    Accounts payable and other liabilities                2,267     (2,000)
                                                       --------    -------
  Net cash used by in operating activities             $(27,400)   $  (775)

Cash Flows from financing activities:
    Proceeds from sales of common stock                       -        850
    Loan proceeds                                        27,300          -
                                                       --------    -------
 Net cash provided (used) in financing activities        27,300    $   850
                                                       --------    -------

    Net increase (decrease) in cash                    $   (100)        75

    Cash and cash equivalents, at beginning of period       151         27
                                                       --------    -------
    Cash and cash equivalents, at end of period        $     51        102
                                                       --------    -------
                                                       --------    -------

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - ACCOUNTING POLICIES

     The financial statements reflect all adjustments (which include only normal recurring adjustments) which, in the opinion of managment, are necessary to present fairly the Company's financial position, results of operations and cash flows.

     The financial statements have been prepared by the Company without audit and are subject to year-end adjustment. Certain information and footnote disclosure normally included in financial statments prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     These interim statements should be read in conjunction with the audited financial statements filed by the Company on form 10-K with the Securities and Exchange Commission.

     Results of operations for the three months ended March 31, 1996 and 1995, are not necessarily indicative of results to be achieved for the full fiscal year.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

     No interest payments were paid for the three months ended March 31, 1996 or 1995. No income taxes were paid during the three months ended March 31, 1996 or 1995.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31

     There were no operating revenues for either the three months ended March 31, 1996 or March 31, as the sole business activity of the Company was its search for a business to acquire.

     Operating expenses increased by $26,060 or 2,921.5% to $26,952 from $892 for the three months ended September 30, 1994. This increase is the result of costs incurred in evaluating and preparing for operations of Resources of the Pacific, Inc. In addition, the Company had interest expense for the three months ended March 31, 1996 of $2,267 compared to no interest expense for the corresponding period of the prior year.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of stock to its officers and loans from its shareholders. As of March 31, 1996, the Company had a cash balance of $51 and a deficit in working capital of $114,986.

     Net cash used in operating activities increased to $25,100 from $775 for the three months ended March 31, 1996 and 1995, respectively. The increase in cash used in operations resulted from the acquisition of Resources of the Pacific, Inc.

     Net cash provided by financing activities increased to $25,000 from $850 for the three months ended March 31, 1996 and 1995, respectively. This increase is attributable to a loan from one of the principal shareholders.

     At March 31, 1996, the Company had a demand loan payable to a shareholder of $97,300.

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

                         PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

     On May 31, 1996, the Company acquired from Wood Products International, Inc. all of its rights, title, and interest in a Marketing Contract associated with the joint venture timber concessions acquired in 1995. The Company issued 1,350,000 shares of its common stock valued at $.005 per share in connection with this acquisition.

     On May 17, 1996, the Company also filed a Certificate of Designation for 15,000 shares of Series A, 12% preferred stock. The Company sold 200 shares at $1,000 per share and received subscriptions for an additional 90 shares at the same price.

     On May 17, 1996, the Company filed amended and restated Articles of Incorporation with the State of Nevada increasing the authorized common shares from 25,000,000 to 100,000,000 and authorizing 100,000 shares of preferred stock with a par value of $.005 per share.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.




                                     RESOURCES OF THE PACIFIC CORPORATION

Date: July 12, 1996                  By: /s/ Robert A. Dietrich
                                        ----------------------------------------
                                        Robert A. Dietrich, President and
                                        Chief Executive Officer



                                     By: /s/ John H. Brebbia
                                        ----------------------------------------
                                        John H. Brebbia, Chief Financial Officer