Form 10QSB
period 1996-06-30
SEMPER RESOURCES CORP
filed 1996-08-15
CIK 863139

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549



                                    FORM 10-QSB


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                    Act of 1934


  For the quarterly period ended June 30, 1996    Commission File Number 0-18565



                            SEMPER RESOURCES CORPORATION
              (Exact name of registrant as specified in its charter)



                      NEVADA                                 93-0947570
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

Yes  X             No
    ---               ---

     As of August 1, 1996 there were 25,088,599 shares of the Issuer's Common Stock, $.05 par value outstanding

                            SEMPER RESOURCES CORPORATION
                                INDEX TO FORM 10-QSB



PART I      FINANCIAL INFORMATION                                          PAGE
                                                                           ----
  Item 1.   Financial Statements

            Balance Sheets as of June 30, 1996 (Unaudited)
            and December 31, 1995 audited................................    3

            Statements of Operations for the Three Months and Six Months
            Ended June 30, 1996 and 1995 (Unaudited).....................    4

            Statements of Cash Flows for the Six Months
            Ended June 30, 1996 and 1995 (Unaudited).....................    5

            Notes to Financial Statements................................    6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................    7


PART II     OTHER INFORMATION

  Item 5.   None.........................................................    8


Signature................................................................    9

                            SEMPER RESOURCES CORPORATION
                                    BALANCE SHEET


ASSETS                                             June 30,    December 31,
                                                    1996          1995
                                                 -----------     -----------
                                                 (Unaudited)    (Audited)
Current Assets:
  Cash                                           $    19,788     $       151
  Prepaid Expenses                                    28,110
                                                 -----------     -----------
Total Current Assets:                            $    47,898     $       151
                                                 -----------     -----------
Property & Equipment, net                                  0               0
Other Assets:
  Joint Venture Timber Concessions                 7,098,948       7,098,948
  Goodwill, net                                      104,922         108,626
  Royalty Advances                                    36,040
  Other                                               13,958
                                                 -----------     -----------
Total other Assets                               $ 7,253,868     $ 7,207,574
                                                 -----------     -----------

      Total Assets                               $ 7,301,766     $ 7,207,725
                                                 -----------     -----------
                                                 -----------     -----------

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
  Accounts payable                               $    10,000     $    10,000
  Accrued expenses                                     7,857           2,670
  Advances from related parties                        4,075           5,100
  Notes payable due related parties                  100,077          70,000
                                                 -----------     -----------
Total Current Liabilities                        $   122,009     $    87,770
                                                 -----------     -----------

Stockholders' Equity
  Common Stock, $.005 par value,
  100,000,000 shares authorized,
  23,737,964 issued and outstanding
  at December 31, 1995
  and 25,087,964 at June 30, 1996                $   125,440     $   118,690
  Preferred Stock                                    200,000               -
  Additional paid in capital                      10,022,643      10,022,643
  Accumulated deficit                             (2,471,991)     (2,471,991)

  Deficit accumulated during the
  development stage                                 (696,335)       (549,387)
                                                 -----------     -----------

Stockholders' Equity                             $ 7,179,757     $ 7,119,955
                                                 -----------     -----------

      Total Liabilities and Stockholder' Equity  $ 7,301,766     $ 7,207,725
                                                 -----------     -----------
                                                 -----------     -----------

               See accompanying notes to financial statement

                        SEMPER RESOURCES CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)

                                        Three Months Ended           Six Months Ended
                                              June 30                     June 30
                                     ------------------------    ------------------------
                                        1996          1995          1996          1995
                                     ----------     ---------    ----------    ----------
Revenues
  Sales                              $        -     $       -    $        -    $        -

Expenses:
  Selling, General & Administrative     110,657        24,085       138,057        24,860
  Depreciation and Amortization           1,852           117         3,704           234
                                     ----------     ---------    ----------    ----------
Total Expenses                       $  112,509     $  24,202    $  141,761    $   25,094
                                     ----------     ---------    ----------    ----------
     Loss from operations            $ (112,509)    $ (24,202)   $ (141,761)   $ (25,094)
                                     ----------     ---------    ----------    ----------

Other income (expenses)
  Interest expenses                      (2,920)            -        (5,187)           -
                                     ----------     ---------    ----------    ----------
Net Loss                             $ (115,429)    $ (24,202)   $ (146,948)   $ (25,094)
                                     ----------     ---------    ----------    ----------
                                     ----------     ---------    ----------    ----------
Loss Per Share                       $     (.01)    $    (.01)   $     (.01)   $     (.01)
                                     ----------     ---------    ----------    ----------
                                     ----------     ---------    ----------    ----------
Weighted average shares outstanding  25,088,599     2,944,114    24,412,974     2,910,108
                                     ----------     ---------    ----------    ----------
                                     ----------     ---------    ----------    ----------





                See accompanying notes to financial statements

                        SEMPER RESOURCES CORPORATION
                     STATEMENT OF CASH FLOWS (UNAUDITED)
                      FOR THE SIX MONTHS ENDED JUNE 30,


                                                  1996           1995
                                                ---------     --------
Cash Flows from operating activities:
  Net loss                                      $(146,948)    $(25,094)
  Adjustments to reconcile net loss
  to net cash used by operating activities:
    Depreciation & Amortization                     3,704          234
  Changes in assets and liabilities:
    Accounts payable and other liabilities          4,162       (1,895)
    Other assets (increase)                       (78,108)           -
                                                ---------     --------
  Net cash used by in operating activities      $(217,190)    $(26,755)
                                                ---------     --------

Cash Flows from financing activities:
  Proceeds from sales of Common Stock               6,750       26,850
  Proceeds from sales of Preferred Stock          200,000
  Loan proceeds                                    30,077            -
                                                ---------     --------
    Net cash provided (used) in
     financing activities                         236,827     $ 26,850
                                                ---------     --------

  Net increase (decrease) in cash               $  19,637           95

  Cash and cash equivalents, at beginning
   of period                                          151           27
                                                ---------     --------
  Cash and cash equivalents, at end of period   $  19,788     $    122
                                                ---------     --------
                                                ---------     --------





              See accompanying notes to financial statements.

                      SEMPER RESOURCES CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)

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

     Results of operations for the three months and six months ended June 30, 1996 and 1995, are not necessarily indicative of results to be achieved for the full fiscal year.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

     No interest payments were paid for the three months or six months ended June 30, 1996 or 1995. No income taxes were paid during the three months or six months ended June 30, 1996 or 1995.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30

     There were no revenues for either the three months ended June 30, 1996 or June 30, 1995 as the sole business activity of the Company was its search for a business to acquire and subsequent to the acquisition of the timber concessions, the planning for their development.

     Operating expenses increased by $88,307 or 364.9% to $112,509 from $24,202 for the three months ended June 30, 1995. This increase is the result of costs incurred in evaluating the timber concessions and and planning their development. In addition, the Company incurred interest expenses on the shareholder loan of $2,920 for the three months ended June 30, 1996. It had no interest expense for the corresponding period of the prior year.

SIX MONTHS ENDED JUNE 30

     There were no revenues for either the six months ended June 30, 1996 or June 30, 1995 as the sole business activity of the Company was its search for a business to acquire and subsequent to the acquisition of the timber concessions, the planning for their development.

     Operating expenses increased by $116,667 or 462.6% to $141,761 from $25,094 for the six months ended June 30, 1995. This increase is the result of costs incurred in evaluating the timber concessions and planning their development. In addition, the Company incurred interest expense of $5,187 on the shareholder loan for the six months ended June 30, 1996. It had no interest expense for the corresponding period of the prior year.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of stock and loans from its shareholders. As of June 30, 1996, the Company had a cash balance of 19,788 and a deficit in working capital of $74,111.

     Net cash used in operating activities increased to $217,190 from $26,755 for the six months ended June 30, 1996 and 1995, respectively. The increase in cash used in operations resulted from the evaluation of the timber concessions and the planning for their development.

     Net cash provided by financing activities increased to $236,827 from $26,850 for the six months ended June 30, 1996 and 1995, respectively. This increase is attributable to increased sales of common stock and a loan from the principal shareholder.

     At June 30, 1996, the Company had a demand loan payable to a shareholder of $100,077.

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

                         PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

     On May 31, 1996, the Company filed Articles of Amendment with the Secretary of State to change its name from Resources of the Pacific Corporation to Semper Resources Corporation.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                       SEMPER RESOURCES CORPORATION

Date: August 9, 1996                   By: /s/ Robert A. Dietrich
                                           ---------------------------------
                                       Robert A. Dietrich, President
                                       and Chief Executive Officer


                                       By: /s/ John H. Brebbia
                                           ---------------------------------
                                       John H. Brebbia, Chief Financial Officer