Form 10QSB
period 1996-09-30
SEMPER RESOURCES CORP
filed 1996-11-20
CIK 863139

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from     to     .
                                          -----  -----


                            Commission File Number 0-18565


                             SEMPER RESOURCES CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer  as specified in its charter)


         Nevada                                             93-0947570
--------------------------------------     ------------------------------------
(State or other jurisdiction of
incorporation or organization              (IRS Employer Identification Number)


            8484 Wilshire Blvd.,  Suite 525,  Beverly Hills, CA  90211
            ----------------------------------------------------------
                (Address of principal executive offices)


                                 (213) 658-1477
                           --------------------------
                           (Issuer's telephone number)


                    5277 Cameron Street, Suite 130, Las Vegas, NV  89118
 -----------------------------------------------------------------------------
 (Former name, former address and former fiscal year if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

     As of October 31, 1996 there were 25,207,964 shares of the issuer's Common Stock, $.001 par value, outstanding.

                          SEMPER RESOURCES CORPORATION

                                     INDEX

                                                                       Page
                                                                      Number
                                                                      ------
PART I -  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Balance Sheets as of September 30, 1996
          and December 31, 1995..........................................3

          Statements of Operations for the Three Months and
          Nine Months Ended September 30, 1996 and 1995..................4

          Statements of Cash Flows for the Nine Months
          Ended September 30, 1996 and 1995..............................5

          Notes to Financial Statements..................................6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................8

PART II - OTHER INFORMATION.............................................10

SIGNATURES..............................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS


                          SEMPER RESOURCES CORPORATION
                           BALANCE SHEETS (Unaudited)

                                                 September 30,    December 31,
                                                     1996              1995
                                                 -------------    ------------
ASSETS
Current assets:
  Cash                                            $   114,383      $       151
  Prepaid Expenses                                     38,110                -
                                                  -----------      -----------
Total current assets:                                 152,493              151
Property & equipment, net                                   -                -
Other assets:
  Joint venture timber concessions                  7,098,948        7,098,948
  Goodwill, net                                       103,071          108,626
  Royalty advances                                     68,620                -
  Deposits                                            110,169                -
  Other                                                 6,750                -
                                                  -----------      -----------
Total other assets                                  7,387,558        7,207,574
                                                  -----------      -----------

    Total assets                                  $ 7,540,051      $ 7,207,725
                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
  Accounts payable                                $    29,923      $    10,000
  Accrued expenses                                     10,884            2,670
  Advances from related parties                         4,045            5,100
  Notes payable due related parties                   100,077           70,000
                                                  -----------      -----------
Total current liabilities                             144,929           87,770


Stockholders' equity
  Common Stock, $.001 par value                        25,208          118,690
  Preferred Stock $.001 par value, Series A                 1                -
  Additional paid in capital                       10,627,874       10,022,643
  Accumulated deficit                              (2,471,991)      (2,471,991)
  Deficit accumulated during the development stage   (785,970)        (549,387)
                                                  -----------      -----------

Total stockholders' equity                          7,395,122        7,119,955

    Total liabilities and stockholder' equity     $ 7,540,051      $ 7,207,725
                                                  ===========      ===========

                    See accompanying notes to financial statements

                          SEMPER RESOURCES CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                       September 30           September 30
                                    1996        1995        1996        1995
                                 ----------  ----------  ----------  ----------
Revenues
  Sales                          $        -  $       -   $        -  $       -

Expenses:
  Selling, general &
   administrative                    89,756     32,775      227,813     57,635
  Depreciation and amortization       1,852         47        5,555        281
                                 ----------  ---------   ----------  ---------
Total expenses                       91,608     32,822      233,368     57,916
                                 ----------  ---------   ----------  ---------

    Loss from operations            (91,608)   (32,822)    (233,368)   (57,916)

Other income (expenses)
  Interest expenses                  (3,027)         -       (8,214)         -
                                 ----------  ---------   ----------  ---------

Net loss                         $  (94,635) $ (32,822)  $ (241,582) $ (57,916)
                                 ==========  =========   ==========  =========

Loss per share                   $     (.00) $    (.01)  $     (.01) $    (.02)
                                 ==========  =========   ==========  =========

Weighted average shares
  outstanding                    25,207,964   3,379,279  25,087,964  3,066,498
                                 ==========  ==========  ==========  =========


                  See accompanying notes to financial statements

                          SEMPER RESOURCES CORPORATION
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                              Nine Months Ended September 30,
                                                  1996              1995
                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                       $(241,582)        $ (57,916)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation & Amortization                      5,555               281
Changes in assets and liabilities:
  Prepaid expenses                               (38,110)                -
  Other assets (increase)                       (178,789)                -
  Accounts payable and other liabilities          27,082            (2,017)
                                               ---------         ---------
  Net cash (used in) operating activities       (425,844)          (59,652)
                                               ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sales of common stock            280,000            26,850
  Proceeds from sales of preferred stock         230,000                 -
  Loan proceeds                                   30,076            50,000
                                               ---------         ---------
    Net cash provided by financing activities    540,076            76,850
                                               ---------         ---------

  Net increase (decrease) in cash                114,232            17,198

  Cash and cash equivalents, at beginning
   of period                                         151                27
                                               ---------         ---------
  Cash and cash equivalents, at end of period  $ 114,383         $  17,225
                                               =========         =========


                 See accompanying notes to financial statements.

                         SEMPER RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

 1.  INTERIM FINANCIAL PRESENTATION

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

     Results of operations for the three months and nine months ended September 30, 1996 and 1995, are not necessarily indicative of results to be achieved for the full fiscal year.

 2.  SHAREHOLDER'S EQUITY

     During the nine months ended September 30, 1996, the Company issued, for $230,000, 230 shares of Series A 12% Preferred Stock to an offshore investor pursuant to Regulation S under the Securities Act of 1933, as amended. The preferred shares are convertible into common stock, at the option of the holder until December 31, 1997, at a price of $1.50 per share. The preferred shares are entitled to receive a 12% dividend payable semi-annually in cash or, at the Company's option, in common stock (at $1.50 per share).

     The preferred shares have a liquidation preference of $1,000 per share and are subject, at the Company's option, to forced conversion or redemption at $1,000 per share on or after December 31, 1997.

     During the nine months ended September 30, 1996, the Company issued 20,000 shares of common stock at $1.50 per share for a total of $30,000 and
     83,333 shares of common stock at $3.00 per      share, or a total of
     $250,000. Both were issued pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended. Pursuant to the placement of those shares, the Company granted to the holders of such shares demand registration rights commencing August 24, 1996 and expiring February 24, 1997.

 3.  PROPOSED ACQUISITION OF FREMONT FOREST PRODUCTS

     In September of 1996, the Company entered into an Asset Purchase and Sale Agreement with Fremont Forest Products ("Fremont") pursuant to which the Company agreed to purchase, through a subsidiary, and Fremont agreed to sell substantially all of the assets utilized by Fremont in the operation of a lumber and building products dock terminal business in Long Beach and

     Whittier, California. The purchase price of the assets to be acquired is $1,300,000 plus 500,000 shares of common stock. $100,000 of the purchase price was paid on execution of the agreement with the balance being payable at closing which shall be no later than December 4, 1996.

     In connection with the proposed purchase of the assets of Fremont, the Company agreed to loan $500,000 of working capital to its newly formed subsidiary for use in connection with the acquired operation. As a condition of the contemplated purchase and sale, the Company and the two principal officers of Fremont will enter into a Consulting and Noncompetition Agreement providing for monthly consulting fees of $4,000 to the President of Fremont and an Employment Agreement providing for a base salary of $100,000 annually to James Salo, the former Vice President of Fremont, who will serve as President of the Company's newly formed subsidiary.

     Consummation of the Fremont acquisition is subject to various contingencies, including the arrangement of financing for the purchase. As of November 1, 1996, the Company lacked adequate funds to complete the acquisition and had no commitments from third parties to provide such funding. In the event the Company is unable, or elects not, to close the acquisition, other than as a result of Fremont's failure to deliver the assets to be acquired, the $100,000 deposit paid by the Company shall be forfeited to Fremont.

ITEM 2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

There were no revenues for either the nine months ended September 30, 1996 or September 30, 1995 as the sole business activity of the Company was its search for a business to acquire and the acquisition of certain timber concessions and the planning for their development.

Operating expenses increased by $175,452, or 302.9%, to $233,368 from $57,916 for the nine months ended September 30, 1995. This increase is the result of costs incurred in evaluating the acquisition of certain timber concessions and planning their development. In addition, the Company incurred interest expense of $8,214 on a shareholder loan for the nine months ended September 30, 1996. The Company had no interest expense for the corresponding period of the prior year.

As discussed below, the Company has entered into an agreement to acquire substantially all of the assets of Fremont Forest Products ("Fremont") in the operation of a lumber and building products dock terminal. In the event the Company is successful in acquiring the Fremont assets, future operating results are expected to change materially to reflect such operations.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of stock and loans from its shareholders. As of September 30, 1996, the Company had a cash balance of $114,383 and working capital of $7,563.

Net cash used in operating activities increased to $425,844 from $59,652 for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash used in operations resulted from the evaluation of the timber concessions and the planning for their development.

Net cash provided by financing activities increased to $540,076 from $76,850 for the nine months ended September 30, 1996 and 1995, respectively. This increase is attributable to increased sales of common stock and preferred stock and a loan from the principal shareholder.

At September 30, 1996, the Company had a demand loan payable to a shareholder of $100,077.

In September of 1996, the Company entered into an Asset Purchase and Sale Agreement with Fremont Forest Products ("Fremont") pursuant to which the Company agreed to purchase, through a subsidiary, and Fremont agreed to sell substantially all of the assets utilized by Fremont in the operation of a lumber and building products dock terminal business in Whittier, California. The purchase price of the assets to be acquired is $1,300,000 plus 500,000 shares of common stock. $100,000 of the purchase price was paid on execution of the agreement with the balance being payable at closing which shall be no later than December 4, 1996.

In connection with the proposed purchase of the assets of Fremont, the Company agreed to loan $500,000 of working capital to its newly formed subsidiary for use in connection with the acquired operation. As a condition of the contemplated purchase and sale, the Company and the two principal officers of Fremont will enter into a Consulting and Noncompetition Agreement providing for monthly consulting fees of $4,000 to the President of Fremont and an Employment Agreement providing for a base salary of $100,000 annually to James Salo, the former Vice President of Fremont, who will serve as President of the Company's newly formed subsidiary.

Consummation of the Fremont acquisition is subject to various contingencies, including the arrangement of financing for the purchase. As of November 1, 1996, the Company lacked adequate funds to complete the acquisition and had no commitments from third parties to provide such funding. In the event the Company is unable, or elects not, to close the acquisition, other than as a result of Fremont's failure to deliver the assets to be acquired, the $100,000 deposit paid by the Company shall be forfeited to Fremont.

The Company has experienced significant operating losses throughout its history, and the acquisition of Resources of the Pacific, Inc. will require substantial funds for the development of its business. Therefore, the Company's ability to survive is dependent on its ability to raise capital through the issuance of stock or borrowing of additional funds. Without the success of one of these options, the Company will not have sufficient cash to satisfy its working capital and investment requirements for the next twelve months.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

             Exhibit
             Number                          Description
             ------- ----------------------------------------------------------

              2.1    Asset Purchase and Sale Agreement

              3.1    Restated Articles of Incorporation

              3.2 Certificate of Designation Fixing terms of Series A Preferred Stock

        b.  Reports on Form 8-K

            None

                                SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

(REGISTRANT)                           SEMPER RESOURCES CORPORATION
BY (SIGNATURE)                         /s/ Robert A. Dietrich
(NAME AND TITLE)                       Robert A. Dietrich, President and
                                       Chief Executive Officer
(DATE)                                 November 18, 1996



BY (SIGNATURE)                         /s/ John H. Brebbia
(NAME AND TITLE)                       John H. Brebbia, Chief Financial Officer
(DATE)                                 November 18, 1996









































                                   -11-

