Form 10-K/A
period 1995-12-31
SEMPER RESOURCES CORP
filed 1997-01-15
CIK 863139

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 1

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from ______________ to _______________.

                           Commission File No. 0-18565

                      RESOURCES OF THE PACIFIC CORPORATION
                 ---------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                      93-0947570
-------------------------------         ---------------------------------------
(State or other jurisdiction of
 incorporation or organization)         (I.R.S. Employer Identification Number)

             5277 Cameron Street, Suite 130, Las Vegas, Nevada 89118
             -------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code:  (702) 221-1209

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class                  Name of Each Exchange on Which Registered
-------------------                  -----------------------------------------
      None                                              None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.005 par value
                          -----------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes No X
         -----  -----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

    The issuer's revenues for its most recent fiscal year were $0.

    As of June 30, 1996, 25,088,599 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the average bid and asked price on the NASD Electronic Bulletin Board, was approximately $508,798.

                              DOCUMENTS INCORPORATED BY REFERENCE

    No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) are incorporated by reference in this report.

        Transitional Small Business Disclosure Format:  Yes        No   X
                                                           -----     -----

                                       TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I

     ITEM 1.  DESCRIPTION OF BUSINESS.....................................  1
     ITEM 2.  DESCRIPTION OF PROPERTIES...................................  2
     ITEM 3.  LEGAL PROCEEDINGS...........................................  2
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS.........................................  2

PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS.................................  3
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS........................  3
     ITEM 7.  FINANCIAL STATEMENTS........................................  4
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE......................  5

PART III

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS; COMPLIANCE WITH
              SECTION 16(a) OF THE EXCHANGE ACT...........................  5
     ITEM 10. EXECUTIVE COMPENSATION......................................  6
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT.......................................  6
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............  7
     ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K............................  7

SIGNATURES................................................................  8


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     Resources of the Pacific Corporation (the "Company") was organized under the laws of the State of Nevada in April of 1987, under the name "10 Minute Pit Stop USA, Inc." The Company was formed for the purpose of acquiring and operating automotive oil change service centers. On April 30, 1987, the Company merged with Value Funding Corporation, a publicly-owned corporation that owned a chain of oil change and lubrication centers. In 1990, the Company changed its name to Pit Stop Auto Centers, Inc.

     From inception through late 1991, the Company and its various subsidiaries operated automotive oil change, lubrication and fluid maintenance service centers in Phoenix, Oklahoma City and various locations in Texas. On December 31, 1991, the Company sold all of its properties, inventories and other assets used in the operation of its service centers and ceased to operate in the automotive service center business. Since the sale of its assets and discontinuance of its automotive service center business in December of 1991, the Company's operations have been limited to efforts to identify and acquire an operating business.

     Pursuant to its efforts to acquire an operating business, on September 7, 1995, the Company entered into an Acquisition Agreement (the "Acquisition") with Resources of the Pacific, Inc. ("ROP") pursuant to which:

     (1) The Company acquired all of the issued and outstanding shares of ROP in exchange for the issuance of 22,219,000 shares of common stock of the Company;

     (2) The Articles of Incorporation of the Company were amended by effecting a reverse split of the common stock on a ratio of one for twenty; and

     (3)  The Company changed its name to "Resources of the Pacific
          Corporation."

     Following the Acquisition, on October 7, 1995, the Company acquired from Resources of the Pacific Ltd. ("ROP Ltd"), a subsidiary of ROP, all of its rights, title and interest in certain joint venture timber concessions (the "Timber Rights") for the development of timber located in Fiji (the "Timber Acquisition") in exchange for 1,350,000 shares of the Company's common stock and ROP divested its entire interest in ROP Ltd.

     Following the completion of the Acquisition and the Timber Acquisition, there were 23,738,599 post-split shares of the Company's $0.005 par value common stock issued and outstanding, which were owned as follows, to-wit: 22,219,000, or 93.6%, held by the former stockholders of ROP; 1,350,000, or 5.7%, held by the former stockholders of ROP Ltd., and 169,599, or .7% by investors in the Company prior to the Acquisition and Timber Acquisition.

     The Timber Rights acquired pursuant to the Acquisition and the Timber Acquisition consist of various concessions to log, mill and export mahogany, teak and other wood in Fiji. The Timber Rights were originally acquired by ROP Ltd and were controlled by ROP pursuant to its acquisition of ROP Ltd. No logging, milling or other efforts to exploit the Timber Rights were undertaken during 1995. The business of the Company during 1995 was limited to efforts to carry out the Acquisition and the Timber Acquisition and to secure funding for future timber operations.

     As part of the Acquisition, the directors elected the following designees of the stockholders of ROP to serve on the Company's Board of Directors: Ray Besharaty, John H. Brebbia and Wayne Walters, and the former directors and executive officers of the Company resigned. The Board then appointed the current executive officers designated by the shareholders of ROP.

     On May 3, 1996, the Company acquired from Wood Products International, Inc. a marketing contract to market wood and wood products produced by the joint venture timber concession which the Company had acquired from ROP Ltd. in exchange for 1,350,000 shares of the Company's common stock.

BUSINESS

     Prior to the Acquisition of ROP, the Timber Rights, and the subsequent acquisition of the marketing rights, the Company had not engaged in any material business operations since 1991. The Company's only activities following the Acquisition of ROP, the Timber Rights and the subsequent acquisition of the marketing rights will be the operations of ROP, the exploitation of the Timber Rights, and the marketing of the wood and wood products produced from such timber rights.

     To date, the Company has contracted for 15 years logging concessions on 40,000 acres of land in FIJI, initiated the planning for the construction of three saw mills in FIJI, the construction of a wood molding facility and a veneer plant, both to be located in FIJI.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's only property and assets are Timber Rights from nine joint ventures covering approximately 40,000 acres of timber land in Fiji and the exclusive rights to market such products internationally.

ITEM 3.  LEGAL PROCEEDINGS

     On November 6, 1995 , the Company was named as a defendant in J. Austin Scheibel and Kevin Donegan v. Resources of the Pacific Corporation, 95-18547, in the Superior Court of Arizona in and for the County of Maracopa. The plaintiffs in such cause of action have asserted that they provided certain bridge financing to the Company in 1992 for which they were promised certain amounts of common stock and are seeking $40,000 in cash plus accrued interest and attorneys fees. The Company has denied their claim alleging that the funds were not advanced to the Company, but only to an entity controlled by the plaintiffs which was never acquired by the Company. It is managements position that the Company will prevail in this litigation. Management believes that the Company has a valid defense to such cause of action.

     Other than the foregoing, the Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action which any has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1995.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock was previously listed on the Nasdaq Stock Market. Since February of 1992, the Company common stock has been listed on the OTC Bulletin Board. However, the market for these securities is extremely limited and sporadic.

     At June 14, 1996, the closing bid price of the Common Stock was $3.00.

HOLDERS

     The number of record holders of the Company's common stock as of June 14, 1996 was 344. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

DIVIDENDS

     The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     Prior to the acquisition of ROP, the Timber Rights, and the marketing rights, the Company had not engaged in any material operations since 1991. Following the acquisition, the Company intends to commence timber operations in Fiji.

RESULTS OF OPERATIONS

     The Company received no revenue in either the calendar year ended December 31, 1995, or the calendar year ended December 31, 1994. The Company had a net loss of $105,042 in calendar 1995 arising from general and administrative expenses incurred in connection with the Acquisition and the Timber Acquisition. The Company reported a net loss of $22,926 during 1994, after a gain on the forgiveness of debt in the amount of $9,275.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had no material current assets and had current liabilities of approximately $88,000.

     Management estimates that the Company will require a minimum of $600,000 to begin the proposed timber operations in Fiji after which time management believes that timber operations will be self supporting. As of June 14, 1996, the Company had borrowed an aggregate of $100,000 from a shareholder. This loan is repayable on demand with interest at twelve percent per annum.

     Beginning in May, 1996 the Company began offering shares of 12% Convertible Preferred Shares pursuant to the exemption from registration provided by Regulation D & Regulation S. As of June 14, 1996, the Company had subscriptions for $290,000. Management believes that with the funds already raised and the funds it anticipates raising, it will have sufficient funding to execute its business operations over the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS

                                                                         Page
                                                                        Number
                                                                        ------
     Financial Statements for the years ended
     ----------------------------------------
     December 31, 1995, and December 31, 1994
     ----------------------------------------

     Independent Accountants' Report                                      F- 1

     Consolidated Balance Sheets - December 31, 1995 and 1994             F- 3

     Consolidated Statements of Operations for the Years Ended
     December 31, 1995 and 1994, and for the Period from
     January 1, 1992 through December 31, 1995                            F- 5

     Consolidated Statements of Stockholders' Equity (Deficit)
     - January 1, 1992 through December 31, 1995                          F- 6

     Consolidated  Statement of Cash Flows for the Years Ended
     December 31, 1995 and 1994, and for the Period from
     January 1, 1992 through December 31, 1995                            F- 7

     Notes to Consolidated Financial Statements                           F-10


                           Independent Auditors Report



Board of Directors and Stockholders
Resources of the Pacific Corporation

We have audited the accompanying consolidated balance sheet of Resources of the Pacific Corporation (formerly Pit Stop Auto Centers, Inc.) (a development stage company) and its subsidiary as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1995 and for the cumulative period from January 1, 1992 through December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Resources of the Pacific Corporation as of December 31, 1994 were audited by other auditors whose report dated April 5, 1995 expressed an unqualified opinion including an explanatory paragraph stating a concern about the Company continuing as a going concern. The financial statements of Resources of the Pacific Corporation as of December 31, 1993 and 1992 were audited by other auditors whose report dated October 16, 1994 expressed an unqualified opinion including an explanatory paragraph stating a concern about the Company continuing as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resources of the Pacific Corporation and its subsidiary as of December 31, 1995, and the results of their operations and their cash flows for the year ended December 31, 1995 and for the cumulative period from January 1, 1992 through December 31, 1995 in conformity with generally accepted accounting principles.


                                                    H. J. SWART & COMPANY, P. A.

May 6, 1996

                      Resources of the Pacific Corporation
                     (Formerly Pit Stop Auto Centers, Inc.)
                        (A Development Stage Company)
                         Consolidated Balance Sheet
                         December 31, 1995 and 1994

                                   Assets


                                                 1995          1994
                                                 ----          ----
Current assets
   Cash                                       $      151   $       27

Property and equipment, net                            0          281

Other assets
   Joint venture timber concessions            7,098,948            0
   Goodwill, net                                 108,626            0
                                              ----------   ----------
      Total other assets                       7,207,574            0
                                              ----------   ----------
                                              $7,207,725   $      308
                                              ==========   ==========


                   The accompanying notes are an integral part
                          of these financial statements

                    Resources of the Pacific Corporation
                   (Formerly Pit Stop Auto Centers, Inc.)
                        (A Development Stage Company)
                         Consolidated Balance Sheet
                         December 31, 1995 and 1994


               Liabilities and Stockholders' Equity (Deficit)
               ----------------------------------------------

                                                 1995         1994
                                                 ----         ----
Current liabilities
   Accounts payable                           $   10,000   $   10,204
   Accrued expenses                                2,670            0
   Advances from related parties                   5,100        2,000
   Notes payable due related parties              70,000            0
                                              ----------   ----------
         Total current liabilities                87,770       12,204

Stockholders' equity (deficit)
   Common stock, $.005 and $.05
     par value, 25,000,000 and
     10,000,000 shares authorized,
     23,737,964 and 2,874,279 issued
     and outstanding at December 31,
     1995 and 1994                               118,690      143,713
   Additional paid in capital                 10,022,643    2,760,727
   Accumulated deficit                        (2,471,991)  (2,471,991)
   Deficit accumulated during the
     development stage                          (549,387)    (444,345)
                                              ----------   ----------
         Stockholders' equity (deficit)        7,119,955      (11,896)
                                              ----------   ----------
                                              $7,207,725   $      308
                                              ==========   ==========

                 The accompanying notes are an integral part
                        of these financial statements

                      Resources of the Pacific Corporation
                     (Formerly Pit Stop Auto Centers, Inc.)
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                   Years ended December 31, 1995 and 1994 and
              the period January 1, 1992 through December 31, 1995

                                                             Cumulative from
                                                              Jan. 1, 1992
                                                                 through
                                       1995         1994      Dec. 31, 1995
                                       ----         ----      -------------
Revenues
   Sales                            $        0   $        0   $    6,264
Expenses
   General and administrative           99,626       31,738      549,264
   Amortization                          2,469            0        2,469
   Depreciation                            281          467        3,501
                                    ----------   ----------   ----------
      Total expenses                   102,376       32,205      555,234
                                    ----------   ----------   ----------
           Loss from operations       (102,376)     (32,205)    (548,970)
                                    ----------   ----------   ----------
Other income (expense)
   Interest income                           4            4       14,265
   Interest expense                     (2,670)           0      (62,072)
   Gain (loss) on sale of asset              0            0       (3,613)
   Other income                              0            0        41,728
                                    ----------   ----------   ----------
      Total other income (expense)      (2,666)           4       (9,692)
                                    ----------   ----------   ----------
Loss from operations before income
  taxes and extraordinary items       (105,042)     (32,201)    (558,662)
Current income tax                           0            0            0
Deferred income tax                          0            0            0
                                    ----------   ----------   ----------
Loss from operations before
  extraordinary items                 (105,042)     (32,201)    (558,662)
Extraordinary items
  Gain on discharge of debt
  obligations (no tax effect)                0        9,275        9,275
                                    ----------   ----------   ----------
Net loss                            $ (105,042)  $  (22,926)  $ (549,387)
                                    ==========   ==========   ==========
Loss per share
 Loss before extraordinary item     $     (.02)  $     (.27)  $     (.31)
 Extraordinary items                         0          .08          .01
                                    ----------   ----------   ----------
Net loss                            $     (.02)  $     (.19)  $     (.30)
                                    ==========   ==========   ==========

                   The accompanying notes are an integral part
                          of these financial statements

                      Resources of the Pacific Corporation
                   (Formerly Pit Stop Auto Centers, Inc.)
                        (A Development Stage Company)
          Consolidated Statement of Stockholders' Equity (Deficit)
                  January 1, 1992 through December 31, 1995

                                                 Common Stock        Paid-in    Accumulated    Treasury
                                               Shares     Amount     Capital      Deficit       Stock
                                               ------     ------     -------      -------       -----

Balance at January 1, 1992                    1,094,279  $ 54,713  $ 2,810,977  $(2,471,991)  $(100,000)

Stock issued to an officer and director for
  cash, March, 1992, at $.0625 per share        300,000    15,000        3,750            0           0

Shares of treasury stock issued pursuant
  to loan agreement                                   0         0     (100,000)           0     100,000

Stock issued in connection with proposed
  acquisition, April, 1992                    1,364,000    68,200      (68,200)           0           0

Cancellation of stock issued in connection
  with unsuccessful proposed acquisition,
  October, 1992                              (1,364,000)  (68,200)      68,200            0           0

Net loss for the year ended Dec. 31, 1992             0         0            0     (251,989)          0
                                             ----------  --------  -----------  -----------    --------
Balance at December 31, 1992                  1,394,279    69,713    2,714,727   (2,723,980)          0

Stock issued to an officer and director
  for services rendered, June 18, 1993,
  at $.125 per share                            600,000    30,000       45,000            0           0

Net loss for the year ended Dec. 31, 1993             0         0            0     (169,430)          0
                                             ----------  --------  -----------  -----------    --------
Balance at December 31, 1993                  1,994,279    99,713    2,759,727   (2,893,410)          0

Stock issued to a corporation owned by the
  Company's president for payment of amounts
  payable, Feb. 7, 1994, at $.0533 per share    300,000    15,000        1,000            0           0

Stock issued to an officer and director for
  payment of cash advances in the amount of
  $19,000 and for services rendered in
  the amount of $10,000, September 1, 1994,
  at $.05 per share                             580,000    29,000            0            0            0

Net loss for the year ended Dec. 31, 1994             0         0            0      (22,926)           0
                                             ----------  --------  -----------   -----------     -------
Balance at December 31, 1994                  2,874,279   143,713    2,760,727   (2,916,336)           0

Stock issued to an officer for payment of
  cash advances in the amount of $4,850
  March 30, 1995, at $.075 per share             65,000     3,250        1,600            0            0

Stock issued to officer for payment of cash
  advances in the amount of $22,000
  June 30, 1995, at $.05 per share              440,000    22,000            0            0            0

One for twenty reverse stock split and
  change in par value to $.005               (3,210,315) (168,118)     168,118            0            0

Stock issued to acquire a subsidiary on
  September 7, 1995 at $.005 per share       22,219,000   111,095            0            0            0

Stock issued to acquire joint venture timber
  concessions on October 10, 1995, at
  $5.258 per share                            1,350,000     6,750    7,092,198            0            0

Net loss for year ended Dec.  31, 1995                0         0            0     (105,042)           0
                                             ----------  --------  -----------  -----------   ----------
Balance at  December 31, 1995                23,737,964  $118,690  $10,022,643  $(3,021,378)  $        0
                                             ==========  ========  ===========  ===========   ==========

     The accompanying notes are an integral part of these financial statements

                      Resources of the Pacific Corporation
                     (Formerly Pit Stop Auto Centers, Inc.)
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                   Years ended December 31, 1995 and 1994 and
              the period January 1, 1992 through December 31, 1995

                                                              Cumulative from
                                                               Jan. 1, 1992
                                                                  through
                                      1995          1994        Dec. 31, 1995
                                      ----          ----        -------------
Cash flows from operating
 activities
   Net loss                           $(105,042)   $  (22,926)   $ (549,387)
   Adjustments to reconcile
    net loss to net cash used
    by operating activities
      Depreciation and amortization       2,750           467         5,970
      Recognition of deferred
       income                                 0             0      (100,000)
      Assumption of assets and
       liabilities by President
       of Company                             0             0        55,949
      Issuance of stock in payment
        of accrued liabilities and
        cash advances                    26,850        10,000       111,850
      Decrease in accounts, other
       and notes receivable                   0             0       150,000
      Decrease in other assets                0             0       237,500
      Increase (decrease) in
       accounts payable and
       related party advances             2,896        11,544      (138,018)
      Increase in accrued expenses        2,670             0         2,670
                                     ----------    ----------    ----------
Net cash used by operating
  activities                            (69,876)         (915)     (223,466)

Cash flows from investing activities
   Proceeds from sale of property
    and equipment                             0             0         1,052
   Proceeds from sale of
    marketable securities                     0             0           626
   Payments for marketable
    securities                                0             0          (391)
                                    -----------    ----------    ----------
Net cash provided by
    investing activities                      0             0         1,287


                                   (Continued)
                   The accompanying notes are an integral part
                          of these financial statements

                      Resources of the Pacific Corporation
                     (Formerly Pit Stop Auto Centers, Inc.)
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                   Years ended December 31, 1995 and 1994 and
              the period January 1, 1992 through December 31, 1995
                                   (Continued)

                                                           Cumulative from
                                                            Jan. 1, 1992
                                                               through
                                       1995        1994     Dec. 31, 1995
                                       ----        ----     -------------
Cash flows from financing activities
   Proceeds from notes payable          70,000         0         75,000
   Proceeds from common stock
    issuance                                 0         0         18,750
   Payments on notes payable, long-
    term debt, and capital lease
    obligations                              0         0         (5,000)
                                       -------    ------      ---------
Net cash provided by financing
   activities                           70,000         0         88,750
                                       -------    ------      ---------
Increase (decrease) in cash                124      (915)      (133,429)
Cash at beginning of year                   27       942        133,580
                                       -------    ------      ---------
Cash at end of year                    $   151    $   27      $     151
                                       =======    ======      =========
Supplemental disclosure of cash
   flow information
    Cash paid during the year for
    Interest                           $     0    $    0      $  24,013
    Income taxes                       $     0    $    0      $       0

Supplemental schedule of noncash
  investing and financing activities
   For the year ended December 31, 1995

     The Company issued 65,000 and 440,000 shares of common stock valued at $.075 and $.05 per share respectively, prior to the reverse stock split, in payment of $26,850 in cash advances from an officer. The Company issued 22,219,000 shares of common stock valued at $.005 per share to acquire 100% of the common stock of Resources of the Pacific, Inc.

                                   (Continued)
                   The accompanying notes are an integral part
                          of these financial statements

                      Resources of the Pacific Corporation
                     (Formerly Pit Stop Auto Centers, Inc.)
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                   Years ended December 31, 1995 and 1994 and
              the period January 1, 1992 through December 31, 1995
                                   (Continued)

    The Company issued 1,350,000 shares of common stock valued at $5.258 per share to acquire all the rights, title and interest in certain joint venture timber concessions.

   For the year ended December 31, 1994

    The Company issued 300,000 shares of common stock valued at $.0533 per share to a corporation owned by the Company's president in payment of $12,000 in a related party accounts payable, and $4,000 in advances from a related party.

    The Company issued 580,000 shares of common stock valued at $.05 per share in payment of $19,000 in advances from an officer and director, and $10,000 for services rendered by an officer and director.


                   The accompanying notes are an integral part
                          of these financial statements

                      Resources of the Pacific Corporation
                     (Formerly Pit Stop Auto Centers, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND CONSOLIDATION
    The financial statements presented are those of Resources of the Pacific Corporation (the Company) and Resources of the Pacific, Inc. (Resources), its wholly owned subsidiary.

    The Company acquired Resources on September 7, 1995 in an exchange of common stock. Prior to and in conjunction with the acquisition, the Company had a 1 for 20 reverse stock split. The financial statements reflect the effects of this transaction.

    The Company was organized under the laws of the State of Nevada as 10 Minute Pit Stop USA, Inc. in April, 1987. On April 30, 1987, the Company merged with Value Funding Corporation, a public corporation, and the Company was designated as the surviving corporation. Value Funding Corporation also owned a subsidiary, 6 Minute Pit Stop USA, Inc. The name of the Company was changed in April 1990 to Pit Stop Auto Centers, Inc. The Company's subsidiary, 6 Minute Pit Stop USA, Inc., filed for Chapter 7 bankruptcy in 1988. The Company acquired a controlling interest in Grease N' Go International, Inc., during 1987. During 1991, the Company disposed of its entire interest in Grease N' Go International, Inc. The Company is currently considered a development stage company as defined in SFAS No. 7. The Company reentered the development stage during 1992 after disposing of all its operations during 1991 (see Note 9). The Company currently has no operations, but plans to commence operations in 1996 (see Note 13).

    PROPERTY AND EQUIPMENT
    Property and equipment are recorded at cost which is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes, with accelerated methods used for income tax purposes. The estimated useful lives of property and equipment for purposes of financial reporting is 3 to 5 years.

    INTANGIBLE ASSETS
    Goodwill consists of the excess paid by the Company over the fair market value of the net assets acquired from Resources and is being amortized over a 15 year period.

                      Resources of the Pacific Corporation
                     (Formerly Pit Stop Auto Centers, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    LOSS PER SHARE
    The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period presented giving retroactive effect to the 1 for 20 reverse stock split. Common stock equivalents were not included in the earnings per share computation as their effect was antidilutive.

    STATEMENT OF CASH FLOWS
    For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

    INCOME TAXES
    The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

2.  ACQUISITION

    On September 7, 1995, the Company acquired all of the outstanding common stock of Resources of the Pacific, Inc. in exchange for 22,219,000 shares of the Company's common stock. The acquisition has been accounted for using the purchase method and accordingly, the accompanying consolidated financial statements reflect this transaction at the date of acquisition.

3.  PROPERTY AND EQUIPMENT

    At December 31, 1995 and 1994 property and equipment consisted entirely of office equipment at a cost of $2,000. Accumulated depreciation at December 31, 1995 and 1994 was $2,000 and $1,719. Depreciation expense for the years ended December 31, 1995 and 1994 was recorded in the amount of $281 and $467 respectively.

4.  INCOME TAXES

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

                      Resources of the Pacific Corporation
                     (Formerly Pit Stop Auto Centers, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1994


4.  INCOME TAXES (CONTINUED)

    The Company has available at December 31, 1995 unused net operating loss carryforwards of approximately $2,800,000 which may be applied against future taxable income and which expire in various years beginning in 2005 through 2010. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax benefit of the loss carryforwards. The change in the valuation allowance is equal to the tax benefit of the current period's net loss.

5.  RELATED PARTY TRANSACTIONS

    At December 31, 1995 and 1994 the Company had $5,100 and $2,000 in advances from related parties.

    The Company made various issuances of common stock to related parties during 1995 and 1994 (see Note 8).

    The Company entered into a financing agreement with International Bell, Inc.
    (Bell), a stockholder, on September 7, 1995. As of December 31, 1995, the amount borrowed totaled $70,000. In March 1996, the Company borrowed an additional $27,000.

    On January 14, 1992, $200,000 was loaned to the Company from an investment group comprised of an independent investment firm, the wife of the president of the Company, and the Company's legal counsel. The loan was repaid on May 21, 1992 with $145,188, $67,471 and $10,354 being paid to the investment firm, the wife of the president of the Company and the Company's legal counsel, respectively. As part of the loan agreement, the Company issued its treasury stock to the investment group with 16,250 shares being issued to the investment firm, 7,500 shares issued to the wife of the president of the Company, and 1,250 shares issued to the Company's legal counsel.

                      Resources of the Pacific Corporation
                     (Formerly Pit Stop Auto Centers, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1994


5.  RELATED PARTY TRANSACTIONS (CONTINUED)

    In February of 1990 the Company entered into an employment agreement with its President covering a five year period. On June 18, 1993, in a transaction approved by the Board of Directors, the Company and its President canceled the employment agreement and transferred title of the real property and certificate of deposit owned by the Company to the president of the Company. In addition to the real property and certificate of deposit, the president assumed the existing mortgage on the real property and all other liabilities attached to the real property. As of the date of these financial statements, the Company has no continuing liability with respect to the transferred assets and related liabilities or with respect to the employment agreement.

6.  GOING CONCERN

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses of $105,042 and $22,926 for the years ended December 31, 1995 and 1994 and has not yet established profitable operations. This raises substantial doubt about the ability of the Company to continue as a going concern. However, management has been able to raise significant monies through the sale of stock (see Note 15), has obtained a financing agreement giving the Company the ability to borrow $250,000, and has created a business plan to begin operations again during 1996, based on the timber concessions acquired in 1995 (see Note 13), which alleviate the substantial doubt about the Company's ability to continue as a going concern.

7.  NOTES PAYABLE

                                              1995        1994
                                            -------     ------
    Note payable to International Bell,
    Inc., a stockholder, bearing interest
    at twelve percent, payable on demand    $70,000     $   0
                                            =======     =====

                      Resources of the Pacific Corporation
                     (Formerly Pit Stop Auto Centers, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1994


8.  CAPITAL STOCK

    PUBLIC OFFERING
    On July 31, 1990, the Company successfully completed a public offering of 400,000 units for $10 per unit. Each unit consisted of two shares of common stock and one common stock purchase warrant, which when exercised, will entitle the holder to purchase one share of the Company's common stock for $7.50 per share. Commencing March 31, 1991, the exercise price of the warrants was reduced to $3.50 per share. The warrants may be exercised at any time from July 31, 1991 through July 31, 1995. No stock warrants were exercised.

    RELATED PARTY STOCK TRANSACTIONS
    On March 30, 1995, the Company issued 65,000 shares of its common stock valued at $.075 per share to the Company's President for payment of advances in the amount of $4,850. On June 30, 1995, the Company issued 440,000 shares of its common stock valued at $.05 per share, to the Company's President for payment of advances in the amount of $22,000. These transactions occurred prior to the 1 for 20 reverse stock split.

    On February 7, 1994, the Company issued to a corporation owned by the Company's President 300,000 shares of common stock valued at $.0533 per share, for payment of advances in the amount of $4,000, and for consulting services rendered valued at $12,000. On September 1, 1994, the Company issued 580,000 shares of common stock valued at $.05 per share to an officer and director for payment of advances in the amount of $19,000 and for consulting services rendered valued at $10,000.

    On June 18, 1993, the Company issued to an officer and director 600,000 shares of common stock valued at $.125 per share for services rendered valued at $75,000.

    In March, 1992, the Company issued to an officer and director 300,000 shares of common stock valued at $.0625 per share for $18,750 cash.

9.  DEVELOPMENT STAGE ACTIVITY

    The Company was previously involved in the operation of car service centers. In December of 1991 all remaining property, inventories and other assets used in the operations of the service centers were sold. During 1992, the Company reentered the development stage because it no longer had any planned principal operations.

                      Resources of the Pacific Corporation
                     (Formerly Pit Stop Auto Centers, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1994


10. COMMITMENTS AND CONTINGENCIES

    During 1992, the Company's former advertising firm, Yaranoff Advertising, filed a lawsuit against the Company for non-payment for their services. The total amount requested in the suit approximates $12,000. The Company countersued on the grounds that due to placement of advertisements by Yaranoff, which were not in compliance with specifications of the Company's major supplier, the Company was unable to collect approximately $27,000 in reimbursements from the supplier. Both lawsuits were dismissed in February, 1994 due to inactivity.

    During September, 1992, Kay & Kay Associates, an environmental consulting firm retained by the Company for the clean-up of a center in Oklahoma City, filed suit against the Company for nonpayment for their services. The total amount of their suit approximates $18,000. In May 1995, this suit was settled and payment of approximately $18,000 was made. This expense has been included in the financial statements as an operating expense.

    A claim against the Company was settled on March 8, 1993. The dispute involved a claim by B & K Fleet Supply, Inc. for unpaid materials and supplies delivered to the Company. The Company did not oppose their claim and an arbitration award of approximately $10,000 with costs and attorney fees included was granted. The $10,000 judgment has been accrued and is included in accounts payable. As of December 31, 1995, the amount owed had not been paid.

    The Company is not currently aware of any material pending or threatened litigation which is likely to have a material adverse effect upon the Company. However, the possibility exists that creditors and others seeking relief from the Company's former subsidiary and former operations may also include the Company in claims and suits pursuant to the parent/subsidiary relationship which previously existed. Management believes it would be successful in defending against such claims and that no material negative impact on the financial condition of the Company would occur. Management is also not aware of any pending or threatened claims against the Company for environmental clean-up or environmental related contingencies and believes there are no material liabilities that are required to be accrued or disclosed in connection with the clean-up of environmental hazards related to the Company's prior operations.

                      Resources of the Pacific Corporation
                     (Formerly Pit Stop Auto Centers, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1994


11. EXTRAORDINARY ITEM

    During 1994, a lawsuit in which the Company was the plaintiff was settled, and the payment received in settlement was made directly to the attorney for the Company. Fees for services owed to the attorney in excess of the settlement amount were forgiven, and the amount forgiven ($9,275) was recorded as extraordinary income.

12. STOCK OPTION PLAN

    The Company has a stock option plan. Under the plan, non-qualified stock options may be granted to key employees, directors and executive officers designated by the Board of Directors (or a committee appointed by the Board), at exercise prices equal to at least 100% of the fair market value of the common stock on the date of grant. In addition to selecting the optionees, the Board (or such committee) determines the number of shares subject to each option and otherwise administers the Plan. There is a total of 105,000 shares reserved for this stock option plan. At December 31, 1995, 55,000 shares remained available to be granted.

    Pursuant to the stock option plan, an Incentive Stock Option was granted on January 30, 1991 to the President of the Company, to purchase 50,000 shares of common stock. The exercise period is from January 30, 1992 to January 30, 1996, and the exercise price is $1.69 per share. At December 31, 1995 no options had been exercised.

    Not pursuant to the plan, the Company granted a stock option on January 30, 1991 to the President of the Company to purchase 50,000 shares of common stock. The exercise period is from January 30, 1992 to January 30, 1996, and the exercise price is $1.69 per share. At December 31, 1995, no options had been exercised.

13. JOINT VENTURE TIMBER CONCESSIONS

    On October 7, 1995, the Company acquired from Resources of the Pacific LTD. all of its rights, title and interest in certain joint venture timber concessions for the development of timber located in Fiji. The Company issued 1,350,000 shares of its common stock valued at $5.258 per share. The Company shall be entitled to sixty (60) percent of any profits from the operations of these joint ventures.

                      Resources of the Pacific Corporation
                     (Formerly Pit Stop Auto Centers, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1994


13. JOINT VENTURE TIMBER CONCESSIONS (CONTINUED)

    The Company anticipates that these joint ventures will commence operations during 1996, ultimately providing a source of earnings and cash flow to the Company.

14. ACQUISITION/RESCISSION

    In April, 1992, the Company entered into an acquisition agreement wherein the Company issued 1,364,000 shares of common stock to acquire all of the issued and outstanding shares of Mountain View Benefits, Inc., making it a wholly owned subsidiary of the Company. In October, 1992, both companies agreed to terminate and abandon the acquisition agreement because the terms of the acquisition had not been completed.

15. SUBSEQUENT EVENTS

    In May, 1996, the Company filed amended and restated Articles of Incorporation with the State of Nevada increasing the authorized common shares from 25,000,000 to 100,000,000, changing the common stock par value from $.005 to $.001 per share and authorizing 100,000 shares of preferred stock with a par value of $.001 per share.

    In May, 1996, the Company also filed a Certificate of Designation for 15,000 shares of Series A, 12% preferred stock. The Company sold 200 shares at $1,000 per share and received subscriptions for an additional 600 shares at the same price.

    In May, 1996, the Company acquired from Wood Products International, Inc. all of its rights, title, and interest in a Marketing Contract associated with the joint venture timber concessions acquired in 1995. The Company issued 1,350,000 shares of its common stock valued at $.001 per share in connection with this acquisition.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Peterson, Siler & Stevenson, Certified Public Accountants, of Salt Lake City, Utah, audited the financial statements of the Company for the calendar years ended December 31, 1994. Following the Acquisition, in April, 1996, Peterson, Siler & Stevenson was dismissed and H.J. Swart & Co., P.A., Certified Public Accountants, were retained as the Company's principal auditors. There were no disagreements between the Company and Peterson, Siler & Stevenson with regard to accounting and financial disclosure.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names, nature of all positions and offices held by all directors and executive officers of the Company at December 31, 1995 and as of the date of this report, and the period or periods during which each such director or executive officer has served in his or her respective positions.

       Name                                    Position(s) Held
-----------------------          -----------------------------------------------

Robert A. Dietrich.............  President, Chief Executive Officer and Director
Ray Besharaty..................  Vice President and Director
John H. Brebbia................  Secretary and Director
Wayne M. Walters...............  Director

TERM OF OFFICE

     Each of the present officers was appointed, and the prior officers resigned, upon consummation of the Acquisition between the Company and ROP on September 7, 1995. The terms of office of the current officers and directors shall continue until the next annual meeting of stockholders.

BUSINESS EXPERIENCE

     Robert A. Dietrich, age 50 has served as the President and Chief Executive Officer and Director of the Company since June, 1996. From February of 1995 to May of 1996 he was the Vice President of Finance and Operations of SBC Ltd. of Torrance, California; from February of 1994 to January of 1995 he was self employed as a financial consultant and investment banker; and from January 1990 to February, 1994 he was the Managing Director and CFO of Ventana International Ltd. of Irvine, California.

     Ray Besharaty, age 66 has been associated with the Company since its inception, and for the previous five years has been involved in negotiating the transactions in Fiji. He was the President and Chief Executive Officer of the Company until June of 1996 and has been a member of the Board of Directors since September 7, 1995.

     John H. Brebbia, age 65 has served as Secretary and a Director of the Company since September 7, 1995. Mr. Brebbia is an attorney and has been in the private practice of law in Las Vegas, Nevada since June, 1993. From January, 1992 to June, 1993 he was Of Counsel to Foley and Joneo, Las Vegas, Nevada and from 1988-1992 he was Of Counsel to Edwards & Kolesar, Las Vegas, Nevada.

     Wayne M. Walters, age 47, has served as a Director since September 7, 1995. For the past ten years Mr. Walters has been employed by TRW.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in its report any failure to file by these dates during 1995. All of the filing requirements were satisfied on a timely basis in 1995. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

     No compensation of any nature was paid to any of the officers or directors of the Company during 1994 or 1995.

     The Company has no employment agreements with any of its officers or directors. Additionally, there are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any officer or director which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table is furnished as of June 14, 1996, to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director, nominee for director and Named Officer of the Company, individually, and (3) all office in the following table was provided by such persons.

       Name and Address               Amount and Nature of
     of Beneficial Owner              Beneficial Ownership (1)  Percent of Class
     -------------------              ------------------------  ----------------
Carol S. Lewis (2)...................     9,170,000                  36.55%
International Bell, Inc. (3).........    12,569,000                  50.01%
Robert A. Dietrich...................             *                       *
Ray Besharaty........................       790,048                   3.15%
John H. Brebbia......................             *                       *
Wayne M. Walters.....................             *                       *
All executive officers and directors.             *                       *
 as a group (3 persons)..............       790,048                   3.15%

----------
*      Less than 1%.
(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.
(2)    Address is 239 South McCarty Drive, Beverly Hills, CA 90212.

(3)    Address is P. O. Box 171, Mill Neck, NY 11765

CHANGES IN CONTROL

     To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     International Bell, Inc. the principal shareholder has loaned money to the Company. The loan is repayable on demand with interest at 12% per annum. As of June 14, 1996, the Company had borrowed $100,000.

     During the two calendar years ended December 31, 1995, there were no material transactions or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

                                                                  Sequentially
  Exhibit                                                           Numbered
  Number                      Description of Exhibit                  Page
  -------                     ----------------------              ------------

  2.1  Acquisition Agreement dated July 11, 1995 between Pit Stop
       Auto Centers, Inc. and the shareholders of Resources of the
       Pacific, Inc. - incorporated by reference to the exhibits
       filed with the Company's Current Report on Form 8-K dated
       July 28, 1995                                                    *
  2.2  Acquisition  Agreement dated  September 7, 1996 between
       Resources of the Pacific  Corporation  and the  shareholders
       of Resources of the Pacific, Inc.                                (1)
  3.1  Articles of  Incorporation  of Resources of the Pacific  Corporation,  as
       amended -  incorporated  by  reference  to the  exhibits  filed  with the
       Company's Current Report on Form 8-K dated July 28, 1995 *
  3.2  Bylaws of Resources of the Pacific Corporation, as amended
       - incorporated by reference to the exhibits filed with the
       Company's Form 8-A                                               *
 10.1  Exclusive Marketing Agreement dated June 14, 1995 between
       Resources of the Pacific Ltd. and Wood Products
       International Ltd.                                               (1)
 10.2  Termination Agreement dated March 3, 1996 between Resources of the Pacific Ltd., Resources of the Pacific, Inc. and
       Resources of the Pacific Corporation                             (1)
 10.3  Termination Agreement dated April 3, 1996 between Wood
       Products International, Inc., Resources of the Pacific, Inc.
       and Resources of the Pacific Corporation                         (1)
 10.4  Acquisition Agreement dated April 1, 1996 between Resources
       of the Pacific Ltd. and Resources of the Pacific Corporation     (1)
 10.5  Agreement  dated  September  7, 1995  between  Resources
       of the  Pacific Corporation and International Bell, Inc.         (1)
 10.6  Amendment to Agreement dated  September 7, 1995 between
       Resources of the Pacific Corporation and International Bell,
       Inc.                                                             (1)
 10.7  Agreement  dated  March  12,  1996  between   Resources
       of  the  Pacific Corporation and International Bell, Inc.        (1)
 10.8  Acquisition Agreement dated May 3, 1996 between Resources of the Pacific Corporation and Wood Products International,
       Inc.                                                             (1)
 10.9  Amendment  to  Acquisition  Agreement  between  Resources of the Pacific Corporation and the Shareholders of Resources
       of the Pacific, Inc.                                             (1)

----------
*      Incorporated by reference pursuant to Exchange Act Rule 12b-23.
(1)    Previously filed.


(B)    REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         RESOURCES OF THE PACIFIC, INC.


Date:  January 10, 1997  By /s/ Robert A. Dietrich
                         -------------------------
                         Robert A. Dietrich
                         President and Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Robert A. Dietrich
-----------------------  President, Chief Executive Officer    January 10, 1997
Robert A. Dietrich       and Director (Principal Executive
                         Officer)

/s/ Ray Besharaty
-----------------------  Vice President and Director           January 10, 1997
Ray Besharaty            (Principal Financial Officer)

/s/ John H. Brebbia
-----------------------  Secretary and Director                January 10, 1997
John H. Brebbia

/s/ Wayne M. Walters
-----------------------  Director                              January 10, 1997
Wayne M. Walters