Form 10KSB
period 1996-12-31
SEMPER RESOURCES CORP
filed 1998-01-05
CIK 863139

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                           FORM 10-KSB

    Annual report under section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended
                        December 31, 1996.

Commission file number: 0-18565

                  SEMPER RESOURCES CORPORATION

          (Name of small business issuer in its Charter)

         Nevada                                 93-0947570
(State or other jurisdiction                  (IRS Employer
    of incorporation)                     Identification Number)

               340 East Warm Springs Road, Suite 1A
                     Las Vegas, Nevada 89119
             (Address of Principal Executive Offices)
         Registrant's Telephone Number:  (702) 260-4900


               RESOURCES OF THE PACIFIC CORPORATION
            -----------------------------------------
                 (Former Name of the Registrant)

Securities to be registered under Section 12(b) of the Act:

Title of Each Class     Name of each exchange on which registered
-------------------     -----------------------------------------
       None                              None

Securities to be registered under Section 12(g) of the Act:

                  Common Stock, $.001 par value
                  -----------------------------
                          Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes:    No:  X

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no
disclosure will be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form, 10-KSB or any
amendment to this Form 10-KSB.     X

State issuer's revenues for its most recent fiscal year:  $0


The number of shares of Common Stock outstanding as of November 30, 1997 was 25,413,600. As of such date, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $1,500,000 based on the average high and low bid prices for such common stock as reported on the NASD Bulletin Board.

               DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectus filed pursuant to Rule 424(b)or (c) are incorporated by reference in this report.

    Transitional Small Business Disclosure Format (Check One):
                       Yes          No   X
                           -----       -----

                                 PART I.

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

From inception through late 1991, the Company and its various subsidiaries operated automotive oil change, lubrication and fluid maintenance service centers in Phoenix, Oklahoma City and various locations in Texas. On December 31, 1991, the Company sold all of its properties, inventories and other assets used in the operation of its service centers and ceased to operate in the automotive service center business. Since the sale of its assets and discontinuance of its automotive service business in December of 1991, the Company's operations have been limited to efforts in identify and acquire an operating business.

Pursuant to its efforts to acquire an operating business, on September 7, 1995 the Company entered into an Acquisition Agreement (the "Acquisition") with Resources of the Pacific, Inc. ("ROP") pursuant to which:

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

Following the Acquisition, on October 7, 1995 the Company acquired from Resources of the Pacific Ltd. ("ROP Ltd"), a subsidiary of ROP, all of its rights, title and interest in certain joint venture timber concessions (the "Timber Rights") for the development of timber located in Fiji (the "Timber Acquisition") in exchange for 1,350,000 shares of the Company's common stock and ROP divested its entire interest in ROP Ltd.

Semper intends to operate as an active timberland manager, while seeking competitively higher returns on investment as a producer of hardwoods. The Company believes it is good business to be proactive in maintaining the environmental integrity and sustain ability of the timberlands under its control. It is intended that the concessions that Semper Resources acquire will utilize selective cutting and reforestation techniques.

Semper's strategic objective is to start with the acquisition of undeveloped or under-developed hardwood timber concessions. Although it is not adverse to exploring softwood timber concessions in countries where the Company already has a presence, Semper has targeted a segment of the lumber market which currently has significant shortage of high quality tropical hardwood timber. Tropical hardwoods typically have higher margins than the highly competitive and larger softwood segment.

The Company intends to utilize joint venture concepts wherever possible in which the timber on the stump is the partner contribution to the venture. This approach provides for the partnering with the landowner in selective harvesting of timber and sharing operating margin with the landowner, or procuring raw material at favorable allocations or price. Such is the structure of the Romanian Joint Venture and for the Fijian concessions.
The Brazilian acquisition is an outright purchase of the land utilizing mostly Company shares for the first phase purchase; however, the exercise of the three options call for significant amounts of cash. For the Philippines, timber contributing joint ventures, land purchase, and log purchase methods will be utilized.

Eventually Semper would like to develop into a vertically integrated hardwood supplier.

Romania

The Company has just entered into a Joint Venture Agreement with S.C. ARM S.A. ("ARM") , a Romanian corporation, to form a new Romanian corporate subsidiary of the Company ("New Corp."). ARM agrees to supply New Corp. with at least 10,000 m3 per month of green rough sawn timber within 6 months after Closing. The Agreement calls for the Company to assist New Corp. in obtaining financing and procurement of kiln equipment in the drying and remanufacturing of green sawn timber for distribution domestically and internationally. The Company would be granted an 80% stock interest in New Corp. and ARM a 20% stock interest. ARM is to receive a quarterly payment of 20% of earnings before taxes ("EBITDA"). ARM agrees to supply such timber at the lowest most favorable price. The Company has the First Right of Refusal to purchase all of ARM's timber and wood products operations as well as its interests in timber logging and milling concessions, and its 20% interest in New Corp. As additional consideration, the Company agreed to issue at Closing 500,000 five (5) year Warrants of the Company at the exercise price of $2.00 per share. The Agreement is subject to the Company's due diligence.

New Corp. which would be chartered to be a timber products manufacturing and marketing company with its Romanian partner, S.C. ARM S.A. ("ARM") which holds a 20% minority interest. ARM owns interests in certain timber operators which log and produce primarily pine and beech green rough sawn timber.

New Corp. will be responsible for the procurements of kiln equipment, semi-finished and finishing equipment for use by the new subsidiary in its drying and remanufacturing of green sawn timber. The Romanian operation intends to procure logging and mill equipment for lease to ARM's timber concession operators. New Corp. will response for advancing deposit money to RAMSILVA, the Romanian forestry department, for semi-annual cutting allowances to ensure and capture sources of supply.

ARM will be required to provide rough sawn timber equal to the Company's annual kiln capacity. ARM agrees to supply at least 10,000 m3 per month by the sixth month after start up from three of its timber concession joint ventures. The Company's Romanian subsidiary shall have the first right of refusal on future timber project development and opportunities developed by ARM.

Germany and Egypt are the main buyers of Romanian pine and beech. The Company intends to market to these established markets as well as to others which have expressed interest in these woods as additional capacity is developed. The Company's Romanian plans center on assisting existing concessionaires in increasing logging and rough milling capacity as well as increasing kiln and value added manufacturing in the Romanian subsidiary to match. The Company intends to reach 500,000 m3 per year within three to five years.

Romania is a country about the size of the state of Oregon and which is approximately one third forests. The government is active in auctioning cutting rights and is responsible for after logging site clean up and reforestation in order to ensure perpetual regrowth of the country's forests.

FIJI

The Company's Fiji project was to be a series of nine initial joint venture timber concessions (approximately 40,000 acres) in which nine tribes of indigenous people contribute the standing timber to be selectively harvested after the Company pays some governmental fees. The tribes would be paid a percentage of the after milling net profit. Other opportunities that the Company has could generate positive cash flow and profits sooner and in a greater magnitude. Therefore this project will not likely receive attention until sometime in 1998.

BRAZIL

Semper Resources consistent with its long term strategy to horizontally develop hardwood timber properties has sought and found timber properties in Brazil. In November, 1996 the Company reached an agreement to purchase approximately 454,000 acres of timberland in the State of Amazonas. The transaction includes options to acquire up to 6.6 million additional acres and mill facilities in other Brazilian states.

Upon successful acquisition, of which there is no assurance, the Company intends to selectively harvest tropical hardwoods from the initial acreage. Plans call for the acquisition of two sawmills, kiln and power generation facilities to produce rough sawn lumber for distribution into US and European markets. A determination to add value-added manufacturing, veneering or pulp operations will be made at a later date after consideration of market and logistic conditions and other Company acquisition plans.

This project will require extended due diligence, operations and infrastructure planning and environmental permitting and license verification during 1998 in order to determine the extent of which or all of the available options are appropriate. Management feels that there will be little, if any, impact upon results or cash utilization during 1998. This project should require a separate financing depending upon the scope of properties acquired under the various options.

PHILIPPINES

The Company has entered into a letter of intent to acquire certain hardwood timber concessions, timberlands and mills in the Philippines. As the operating and market aspects of the Philippine transaction could produce near term positive cash flow, the Company decided to aggressively pursue the Philippine opportunity in the near term and put the Fijian and Brazilian projects into Phase Two (late 1998) subject to financing and other risk factors previously described. The Company may explore opportunities to sell its position or enter into joint venture arrangements with its Fijian and Brazilian projects.

In 1993, President Ramos of the Philippines awarded to the indigenous peoples native lands which contain various natural resources including original and regrowth hardwood timber. The concept was to allow native Filipinos the right to use natural resources and agricultural land to develop self sufficient business enterprises providing income for infrastructure development, medical and health services, education funding and wealth development.

SRCR has entered into a Letter of Intent to acquire certain timber interests controlled by Bentley House International Corporation ("BHIC").

Philippine Sales and Marketing

Due to the inability of domestic mills in the Philippines to supply the growing domestic market, believes that Company, imported logs and rough sawn timber has been increasingly important to the Philippine market. It is the Company's intention to primarily focus on marketing its timber products domestically through relationships developed by the management of BHIC. The Company intends to develop export sales as excess capacity is developed.

1. Plywood/veneer: Construction grade plywood demand is high as plywood is required for concrete forming, usually a one-time use. Concrete is the most widely used construction material used in the Philippines. The Company plans to initially concentrate in selling directly to developer/contractors in Cebu and later into Manilla. Sales are also intended to be accomplished through distributors. Japan also has a significant demand for plywood and the Company intends to utilize a distributor in Japan. Furniture grade veneers are intended to be marketed to Cebu's furniture manufacturers.

2. Poles and piling: Treated and untreated poles and pilings can be sold directly to utility cooperatives, power companies and telephone companies. Currently, there is a significant demand for utility poles.

3. Lumber: The Company intends to acquire an S4S machine which produces various molding and finished lumber products. Output from this process can be utilized for architectural molding, flooring and furniture wood products. The Company will sell directly to contractors and furniture manufacturers in Cebu and Manilla, as well as to distributors for small account activity. In Cebu, near Mindanao, there are several large furniture operations which have indicated that they will buy significant quantities from BHIC.
Rough sawn and finished dimensional lumber products will be marketed to distributors and wholesalers in Cebu and Manilla.

Competition

Competition in Romania is in the export of green rough sawn pine and beech timber as there is very little kiln drying in the country.
It is the Company's intent to kiln dry (pine) or steam dry (beech) the timber and sell the value added products into existing markets. There are three large wood product producers in Romania two of which manufacture end products which the Company does not intend to enter into the manufacturing or marketing of such products.

The Philippines is a net importer of timber products as there has been limited production and financial capability as well as a restricted availability of logs. The competition is from international (regional) sources. Management feels that its available supply of logs, its production facilities, its access to the domestic market and most important transportation costs will allow the Company to effectively and prosperously compete with international sources on a price and performance basis.

This Form 10-KSB contains forward looking statements. The actual results might differ materially from those projected in the forward looking statements. Additional information concerning factors that could cause actual results to materially differ from those in forward looking statements is contained in the Company's filings with the Securities and Exchange Commission, including periodic reports under the Securities Exchange Act of 1934, as amended.

Litigation

     The Company is not a party to any material litigation and is currently not aware of any threatened litigation that could have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's only property (not counting the Brazil, Romania and Phillippines Letter of Intent and Agreements)and assets are Timber Rights from nine joint ventures covering approximately 40,000 acres of timberland in Fiji and the exclusive rights to market wood products internationally. (See "Business").

ITEM 3.  LEGAL PROCEEDINGS

The Company is not the subject of any material pending legal proceedings; and to the knowledge of management, no material proceedings are presently contemplated against the Company by any federal, state or local governmental agency/ Further, to the knowledge of management, no director or executive officer is party to any action which any has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1996; and none have been submitted prior to November 30, 1997.


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock was previously listed on the NASDAQ
Stock Market. Since February of 1992, the Company's common stock has been listed on the O-T-C Bulletin Board. However, the market for these securities is extremely limited and sporadic.

On December 12, 1997, the closing bid price of the common stock was $0.56.

HOLDERS

The number of record holders of the Company's common stock as of November 30, 1997 was 494. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

DIVIDENDS

The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

PLAN OF OPERATION

Prior to the acquisition of Resources of the Pacific, the Timber Rights, and the marketing rights, the Company had not engaged in any material operations since 1991. The Company intends to commence timber operations in Romania subject to sufficient financing of which there is no assurance; and the Phillipines is subject to due diligence, a definitive agreement and sufficient financing.

RESULTS OF OPERATIONS

The Company received no revenue in either the calendar year ended December 31, 1996, or the calendar year ended December 31, 1995. The Company has a net loss of $406,818 in calendar 1996 from ongoing search for acquisitions and $405,042 in calendar 1995 arising from general and administrative expenses incurred in connection with the Acquisition and the Timber Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had a deficit working capital of ($144,341), and as of September 30, 1997, the Company had a deficit working capital of ($262,072).

Management estimates that the Company will require a minimum of $3,000,000 to begin the proposed timber operations in Romania after which time management believes that timber operations will be self supporting except for expansion purposes. As of September, 1997, the Company had borrowed an aggregate of $50,000 from a shareholder and $50,000 from outside parties. These loans are repayable on demand with interest at twelve percent per annum.

ITEM 7.  FINANCIAL STATEMENTS.

The Company's financial statements are presented under Item 13 of this report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Peterson, Siler & Stevenson, Certified Public Accountants, of Salt Lake City, Utah, audited the financial statements of the Company for the calendar year ended December 31, 1994. Following the Acquisition in April of 1996, Peterson, Siler & Stevenson was changed and H.J. Swart & Co., P.A., Certified Public Accountants, were retained as the Company's principal auditors. There were no disagreements between the Company and Peterson, Siler & Stevenson with regard to accounting and financial disclosure.


                           PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS

The following are the Officers and Directors of the Company as of December 31, 1996:

Name                     Age       Position Held with Company
-----                   -----      ----------------------------

Robert A. Dietrich       52        President, CEO, Treasurer and
                                   Director
John B. Brebbia          67        Secretary and Director
Ray Besharaty            58        Managing Director (Fiji) and Director
Wayne Walters            49        Director

Directors and Executive Officers

Semper Resources has established a Management Team to maximize the opportunities offered to Semper Resources world wide and to guarantee optimal probability of long term corporate success. For the most part, individuals have been selected based on their proven abilities to produce and succeed.

Robert A. Dietrich - Chairman, President & CEO

Mr. Dietrich background includes hands-on executive management, investment banking and financial consulting experience. He has more than thirteen years experience as vice president (finance and operations) or president of middle market manufacturing and/or distribution companies and thirteen years with CPA and investment banking firms providing financial and operations consulting and merger/acquisition and financial structuring for clients. Mr. Dietrich is a CPA with a B.B.A. from Notre Dame and an MBA from U. of Detroit.

John B. Brebbia - Secretary & Corporate Counsel

Mr. Brebbia is Secretary to the Board of Directors and Corporate Counsel. He is Chairman of Composite Power Corp. and former Vice Chairmen of First Western Corp. of Las Vegas. Previously he was with Alston & Bird, Atty of Washington and Atlanta and served as managing partner of Alston & Bird, Washington. He holds an A.B. from Stonehill College and a LL.B. from Boston College. Mr. Brebbia has been an active participant in several professional legal, civic and political commissions.


Ray Besharaty - Board Member and Managing Director - Fiji

Mr. Besharaty, with a B.S. Accounting degree, has been involved in the formation and development of Resources of the Pacific since its inception in 1992. Mr. Besharaty has contributed both as international marketing and sales manager with numerous countries including Saudi Arabia, Taiwan and Europe, and as director of Aircraft Support Services. He has lived in the Middle East and has developed strong ties in the international marketplace.

Wayne Walters - Board Member and Consultant

Mr. Walters' background runs the gamut from electrical engineer in the aerospace industry to business consultant for natural resource companies. Mr. Walters has successfully managed multi-year projects as large as $50 million directing a staff of over 80 professionals, to small six week time critical projects utilizing a staff of well over 200. As a result of Mr. Walter's proposal and management skills, programs totaling over $200 million have been won. Mr. Walter's management skills have been recognized and valued such that his last assignment, within a $300+ million in sales per year organization, was considered by management to be the single project most critical to future business for the organization.

Mr. Walters was a self-employed consultant for several years, providing management expertise and resource allocation technical expertise to both aerospace and natural resource companies. Mr. Walters is a published poet, has a B.S. in Electrical Engineering from Georgia Tech; two masters degrees: an MS in Operations Research from U.S.C. and an MBA from UOP; and was granted the Degree of Engineer in Operations Research and Systems Engineering by U.S.C.. Mr. Walters obtained a certificate in business management from UCLA and continues his training by recently completing numerous UCLA courses in Total Quality Management.

Chief Operating Officer

The Company intends to recruit a COO by the Spring of 1998 who will responsible for world wide logging and mill operations as well as marketing and sales management.

ITEM 10.  EXECUTIVE COMPENSATION

There is no fixed amount or formula determining the amount of salaries which officers will be paid for the services they render to the Company. These salaries will be paid, notwithstanding the profitability of the Company. In addition, these salaries will be set and, from time to time changed, at the sole discretion of the Board of Directors, which is made up partly of these officers.

Robert A. Dietrich, President & CEO has a base salary of $120,000 per annum and has been awarded five year incentive options in the amount of 100,000 common shares exercisable at $2.00 per share.

During fiscal 1996 and fiscal 1997, no officer or director was paid more than $100,000.

Director Compensation

Non-employee directors of the Company receive no cash compensation for their services to the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT RECORD AND BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON
STOCK

The following table sets forth, as of November 30, 1997, certain information regarding the ownership of voting securities of each person known by the Company to be a beneficial owner of five percent or more of the outstanding voting securities, each of the Directors of the Company and all Officers and Directors as a group.

Name and Address of    Shares of Common Stock           Percentage of Shares
Beneficial Owner       Beneficially Owned (1)            of Common Stock
                                                        Beneficially Owned

International Bell, Inc  12,569,000                    49.6%
Carol S. Lewis            9,170,000                    36.2%
Robert A. Dietrich          100,000(1)                  0.004%
Ray Besharaty               790,048                     3.1%
John H. Brebbia                   0                       0%
Wayne M. Walters             57,143                     0.002%
All executive officers and
directors as a group     ----------                    ------
(4 persons)                 947,191                     3.3%
                         ==========                    ======
(1)  Five year stock options exercisable at $2.00 per share.


(C)  CHANGE IN CONTROL

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     International Bell, Inc., the Company's largest shareholder, has loaned the Company $50,000 in the form of a 12% per annum promissory note, payable on demand. Interest on the loan has been
accrued but unpaid as of September 30, 1997.   International Bell,
Inc. and Ms. Lewis have made cash advances to the Company totaling $4,265.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  The following documents are filed as a part of this Form
     10-KSB at the page indicated.
                                                        Page Number
(a)(i)  Financial Statements

        Auditor's Report as of October 29,1997.............F1

        Consolidated Balance Sheets - December 31, 1996 and
        1995...............................................F2

        Consolidated Statement of Operations - For the years
        ended December 31, 1996 and 1995...................F3

        Statement of Shareholder's Equity - For the years
        ended December 31, 1996 and 1995...................F4

        Statement of Cash Flows - For the years ended
        December 31, 1996 and 1995.........................F5

        Consolidated Notes to Financial Statements.........F6-F10

(a)(ii) Consolidated Schedules - None.

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(iii) Exhibits
                                                        Sequential
NUMBER    DESCRIPTION                                   Page Number

2.2       Acquisition Agreement dated September 7, 1996
          between Resources of the Pacific Corporation
          and the shareholders of Resources of the
          Pacific, Inc.                                     **

3.1       Articles of Incorporation of Resources of the
          Pacific Corporation, as amended - incorporated
          by reference to the exhibits filed with the
          Company's Current Report on Form 8-K dated
          July 28, 1995 .                                   *

3.2       Bylaws of Resources of the Pacific Corporation,
          as amended - incorporated by reference to the
          exhibits filed with the Company's Form 8-A.       *

10.4      Acquisition Agreement dated April 1, 1996
          between Resources of the Pacific Corporation
          and Resources of the Pacific Ltd.                 **

10.5      Agreement dated September 7, 1995 between
          Resources of the Pacific Corporation and
          International Bell, Inc.                          **

10.6      Amendment to Agreement dated September 7, 1995
          between Resources of the Pacific Corporation
          and International Bell, Inc.                      **

10.7      Agreement dated March 12, 1996 between Resources
          of the Pacific Corporation and International
          Bell, Inc.                                        **

10.9      Amendment to Acquisition Agreement between
          Resources of the Pacific Corporation and the
          Shareholders of Resources of the Pacific, Inc.    **

10.10     Definitive Agreement between Semper Resources
          Corporation and the Romanian Joint Venture        31

21        Subsidiaries of the Registrant                    43
---------------
* Incorporated by reference pursuant to Exchange Act Rule 12b-23.

** Incorporated by reference from previous filings.

(b)  Reports on Form 8-K

     None.

                      Semper Resources Corporation
              (Formerly Resources of the Pacific Corporation)
                       (A Development Stage Company)

                            INDEX TO
               Consolidated Financial Statements
                   December 31, 1996 and 1995


                                                       PAGE NUMBER
                                                       ----------
        Auditor's Report as of October 29,1997.............F1

        Consolidated Balance Sheets - December 31, 1996 and
        1995...............................................F2

        Consolidated Statement of Operations - For the years
        ended December 31, 1996 and 1995...................F3

        Statement of Shareholder's Equity - For the years
        ended December 31, 1996 and 1995...................F4

        Statement of Cash Flows - For the years ended
        December 31, 1996 and 1995.........................F5

        Consolidated Notes to Financial Statements.........F6-F10

(a)(ii) Consolidated Schedules - None.

                          Independent Auditors Report

Board of Directors and Stockholders
Semper Resources Corporation

We have audited the accompanying consolidated balance sheets of Semper Resources Corporation (formerly Resources of the Pacific Corporation)(a development stage company) and its subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the cumulative period from January 1, 1992 through December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Semper Resources Corporation as of December 31, 1994 were audited by other auditors whose report dated April 5, 1995 expressed an unqualified opinion including an explanatory paragraph stating a concern about the Company continuing as a going concern. The financial statements of Semper Resources Corporation as of December 31, 1993 and 1992 were audited by other auditors whose report dated October 16, 1994 expressed an unqualified opinion including an explanatory paragraph stating a concern about the Company continuing as a going concern. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Semper Resources Corporation and its subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended and for the cumulative period from January 1, 1992 through December 31, 1996 in conformity with generally accepted accounting principles.

October 29, 1997
H.J. SWART & COMPANY, P.A.
Certified Public Accountants
Kissimmee, Florida

                      Semper Resources Corporation
              (Formerly Resources of the Pacific Corporation)
                       (A Development Stage Company)
                         Consolidated Balance Sheet
                         December 31, 1996 and 1995

                                                       Assets
                                                       ------
                                                 1996            1995
                                                 ----            ----
Current assets
     Cash                                   $   16,046         $        151
     Property and equipment, net                  -0-                   -0-
Other assets
Advances to joint venture partners             109,995                  -0-
Deposits                                        57,316                  -0-
Joint venture timber concessions             7,098,948            7,098,948
Goodwill, net                                  101,219              108,626
Marketing contract                               1,350                  -0-
                                            ----------           ----------

Total other assets                           7,368,828            7,207,574
                                            ----------           ----------

                                            $7,384,874           $7,207,725
                                            ==========           ==========




The accompanying notes are an integral part of these financial statements.

                       Semper Resources Corporation
              (Formerly Resources of the Pacific Corporation)
                       (A Development Stage Company)
                         Consolidated Balance Sheet
                         December 31, 1996 and 1995

Liabilities and Stockholders' Equity
------------------------------------
                                                  1996         1995
                                                  ----         ----
Current liabilities
Accounts payable                          $   105,613    $   10,000
Accrued expenses                                  674         2,670
Advances from related parties                   4,100         5,100
Notes payable due related parties              50,000        70,000
                                          -----------   -----------
    Total current liabilities                 160,387        87,770

Stockholders' equity
 Series A 12% convertible preferred
   stock, $.001 per value, 15,000
    shares authorized, 130 shares
    issued and outstanding, stated
    at liquidation value                      130,000           -0-
 Common stock, $.001 and $.005
    par value, 100,000,000 and
    25,000,000 shares authorized,
    25,257,965 and 23,737,964 issued
    and outstanding at December 31,
 1996 and 1995, respectively                   25,258       118,690
Additional paid in capital                 10,497,425    10,022,643
Accumulated deficit                       ( 2,471,991)  ( 2,471,991)
Deficit accumulated during the
development stage                         (   956,205)  (   549,387)
                                          -----------   -----------
    Stockholders' equity                    7,224,487     7,119,955
                                          -----------   -----------
                                          $ 7,384,874   $ 7,207,725
                                          ===========   ===========



The accompanying notes are an integral part of these financial statements.

                       Semper Resources Corporation
              (Formerly Resources of the Pacific Corporation)
                       (A Development Stage Company)
                    Consolidated Statement of Operations
                 Years ended December 31, 1996 and 1995 and
            the period January 1, 1992 through December 31, 1996


                                                        Cumulative from
                                                          Jan. 1, 1992
                                                            through
                                   1996          1995     Dec. 31, 1996
                                   ----          ----     --------------
Revenues
Sales                           $    -0-       $    -0-          $   6,264
Expenses
General and administrative        310,229        99,626            859,493
Forfeited acquisition costs        80,000           -0-
Amortization                        7,407         2,469              9,876
Depreciation                         -0-            281              3,501
                                ---------      --------         ----------
 Total expenses                   397,636       102,376            952,870
                                ---------      --------         ----------
 Loss from operations            (397,636)     (102,376)          (946,606)
Other income (expense)
Interest income                        55             4             14,320
Interest expense                 (  9,237)     (  2,670)          ( 71,309)
Gain (loss) on sale of asset         -0-            -0-           (  3,613)
Other income                         -0-            -0-             41,728
                                ---------      --------         ----------
 Total other income (expense)    (  9,182)     (  2,666)          ( 18,874)
                                ---------      --------         ----------
Loss from operations before
income taxes and extraordinary
items                            (406,818)     (105,042)          (965,480)
Current income tax                   -0-            -0-                -0-
Deferred income tax                  -0-            -0-                -0-
                                ---------      --------         ----------
Loss from operations before
extraordinary items              (406,818)     (105,042)          (965,480)
Extraordinary items
 Gain on discharge of debt
obligations (no tax effect)          -0-            -0-              9,275
                                ---------      --------         ----------
Net loss                       $ (406,818)   $ (105,042)         $(956,205)
                               ===========   ===========       ===========
Loss per share
Loss before extraordinary
item                           $     (.02)   $     (.02)          $   (.15)
 Extraordinary items                  -0-           -0-                -0-
                               ----------    ----------         ----------
Net loss                       $     (.02)   $     (.02)          $   (.15)
                               ===========   ==========           ===========


The accompanying notes are an integral part of these financial statements.

                      Semper Resources Corporation
              (Formerly Resources of the Pacific Corporation)
                       (A Development Stage Company)
           Consolidated Statement of Stockholders' Equity (Deficit)
                  January 1, 1992 through December 31, 1996

                                                Series A                        Additional
                                             Preferred Stock   Common Stock      Paid-in   Accumulated  Treasury
                                             Shares  Amount  Shares      Amount  Capital    Deficit      Stock
                                             ------  ------  ------      ------  -------    -------      -----
Balance at January 1, 1992                     -0-    -0-      1,094,279  $54,713 $2,810,977 $(2,471,991)$(100,000)
Stock issued to an officer and director
  for cash, March, 1992, at $.0625 per share   -0-    -0-        300,000   15,000      3,750       -0-         -0-
Shares of treasury stock issued pursuant to
  loan agreement                               -0-    -0-          -0-       -0-    (100,000)      -0-     100,000
Stock issued in connection with proposed
  acquisition, April, 1992                     -0-    -0-      1,364,000   68,200    (68,200)      -0-         -0-
Cancellation of stock issued in connection
  with unsuccessful proposed acquisition,
  October, 1992                                -0-    -0-     (1,364,000) (68,200)    68,200       -0-         -0-
Net loss for the year ended Dec. 31, 1992      -0-    -0-       -0-          -0-         -0-    (251,989)      -0-
                                             -----  -----     ----------  -------   --------  ----------   -------
Balance at December 31, 1992                   -0-    -0-      1,394,279   69,713  2,714,727  (2,723,980)      -0-

Stock issued to an officer and director
  for services rendered, June 18, 1993,
  at $.125 per share                           -0-    -0-        600,000   30,000     45,000       -0-         -0-
Net loss for the year ended Dec. 31, 1993      -0-    -0-          -0-       -0-         -0-    (169,430)      -0-
                                             -----  -----     ----------  -------   --------  ----------   -------
Balance at December 31, 1993                   -0-    -0-      1,994,279   99,713  2,759,727  (2,893,410)      -0-

Stock issued to a corporation owned by the
  Company's president for payment of amounts
  payable, Feb. 7, 1995, at $.0533 per share   -0-    -0-        300,000   15,000      1,000       -0-         -0-
Stock issued to an officer and director
  for payment of cash advances in
  the amount of $19,000 and for services
  rendered in the amount of $10,000,
  September 1, 1994, at $.05 per share         -0-    -0-        580,000   29,000       -0-        -0-         -0-
Net loss for the year ended Dec. 31, 1994      -0-    -0-          -0-       -0-        -0-   (   22,926)      -0-
                                             -----  -----     ----------  -------   --------  ----------   -------

Balance at December 31, 1994                   -0-    -0-      2,874,279  143,713  2,760,727  (2,916,336)      -0-

Stock issued to an officer for payment
  of cash advances in the amount of $4,850
  March 30, 1995, at $.075 per share           -0-    -0-         65,000    3,250      1,600       -0-         -0-
Stock issued to officer for payment of cash
  advances in the amount of $22,000
  June 30, 1995, at $.05 per share             -0-    -0-        440,000   22,000       -0-        -0-         -0-
One for twenty reverse stock split
  and change in par value to $.005             -0-    -0-     (3,210,315)(168,118)   168,118       -0-         -0-
Stock issued to acquire a subsidiary on
  September 7, 1995 at $.005 per share         -0-    -0-     22,219,000  111,095       -0-        -0-         -0-
Stock issued to acquire joint venture
  timber concessions on October 10, 1995,
  at $5.258 per share                          -0-    -0-      1,350,000    6,750  7,092,198       -0-         -0-
Net loss for year ended Dec.  31, 1995         -0-    -0-          -0-       -0-        -0-     (105,042)      -0-
                                             -----  -----     ----------  -------   --------  ----------   -------

Balance at December 31, 1995                   -0-    -0-     23,737,964  118,690 10,022,643  (3,021,378)      -0-

Change in par value to $.001 on May 17, 1996   -0-    -0-          -0-    (94,952)    94,952       -0-         -0-
Sale of preferred stock on May 30, 1996,
  at $1,000 per share                          200  200,000        -0-       -0-         -0-       -0-         -0-
Stock issued to acquire a marketing
  contract on May 31, 1996, at $.001 per
  share                                        -0-    -0-      1,350,000    1,350        -0-       -0-         -0-
Sale of preferred stock on June 15, 1996,
  at $1,000 per share                           30   30,000        -0-       -0-         -0-       -0-         -0-
Sale of common stock on July 16, 1996, at
  $1.50 per share                              -0-    -0-         10,000       10     14,990       -0-         -0-
Conversion of preferred stock on August 12,
  1996                                        (100)(100,000)      66,667       66     99,934       -0-         -0-
Sale of common stock on September 1,
  1996 at $3.00 per share                      -0-    -0-         41,667       42    124,958       -0-         -0-
Sale of common stock on September 15,
  1996, at $1.50 per share                     -0-    -0-         10,000       10     14,990       -0-         -0-
Sale of common stock on September 30,
  1996, at $3.00 per share                     -0-    -0-         41,667       42    124,958       -0-         -0-
Net loss for the year end December 31, 1996    -0-    -0-          -0-       -0-         -0-   ( 406,818)      -0-
                                             ----- --------   ----------  -------   --------  ----------   -------
Balance at December 31, 1996                   130 $130,000   25,257,965 $25,258 $10,497,425 $(3,428,196)  $   -0-

The accompanying notes are an integral part of these financial statements.

                      Semper Resources Corporation
              (Formerly Resources of the Pacific Corporation)
                       (A Development Stage Company)
                   Consolidated Statement of Cash Flows
                Years ended December 31, 1996 and 1995 and
            the period January 1, 1992 through December 31, 1996


                                                              Cumulative from
                                                               Jan. 1, 1992
                                                                 through
                                    1995         1996          Dec. 31, 1996
                                    ----         ----         --------------
Cash flows from operating
  activities
   Net loss                    $  (406,818)     $(105,042)      $(956,205)
 Adjustments to reconcile
 net loss to net cash used
 by operating activities
 Depreciation and amortization       7,407          2,750          13,377
 Recognition of deferred
 income                               -0-            -0-         (100,000)
 Assumption of assets and
 liabilities by President
 of Company                           -0-            -0-           55,949
 Issuance of stock in payment
 of accrued liabilities and
 cash advances                        -0-          26,850         111,850
 Decrease in accounts, other
 and notes receivable                 -0-            -0-          150,000
 Decrease in other assets             -0-            -0-          237,500
 Increase (decrease) in
 accounts payable and
 related party advances             94,613          2,896         (43,405)
 Increase (decrease) in
 accrued expenses                   (1,996)         2,670             674
                                  ----------      ---------      --------
Net cash used by operating
 activities                       (306,794)       (69,876)       (530,260)


Cash flows from investing
activities
 Proceeds from sale of property
 and equipment                        -0-            -0-            1,052

Proceeds from sale of
 marketable securities                -0-            -0-              626
 Payments for marketable
 securities                           -0-            -0-             (391)
 Advances to partners             (109,995)          -0-          (109,995)
 Deposits on acquisitions         ( 57,316)          -0-          ( 57,316)
                                  ----------      ---------       --------
Net cash used by investing
 activities                       (167,311)          -0-          (166,024)

Cash flows from financing activities
 Proceeds from notes payable        80,077         70,000          155,077
 Proceeds from preferred stock
 issuance                          230,000           -0-           230,000
 Proceeds from common stock
 issuance                          280,000           -0-           298,750
 Payments on notes payable, long-
 term debt, and capital lease
 obligations                      (100,077)          -0-          (105,077)
                                  ----------      ---------       --------
Net cash provided by financing
 activities                        490,000         70,000          578,750
                                  ----------      ---------       --------
Increase (decrease) in cash         15,895            124         (117,534)

Cash at beginning of period            151             27          133,580
                                  ----------      ---------       --------

Cash at end of period          $    16,046     $      151       $   16,046
                               =============   ============     ============

Supplemental disclosure of cash
 flow information
 Cash paid during the period for
 Interest                      $    11,233     $     -0-        $   35,246
 Income taxes                  $      -0-      $     -0-        $    -0-

The accompanying notes are an integral part of these financial statements.

                      Semper Resources Corporation
              (Formerly Resources of the Pacific Corporation)
                       (A Development Stage Company)
                Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies
     ------------------------------------------

Organization and consolidation
------------------------------

The financial statements presented are those of Semper Resources
Corporation  (the Company) and Resources of the Pacific, Inc.
(Resources), its wholly owned subsidiary.

The Company acquired Resources on September 7, 1996 in an exchange of common stock. Prior to and in conjunction with the acquisition, the Company had a 1 for 20 reverse stock split. The financial statements reflect the effects of this transaction.

The Company was organized under the laws of the State of Nevada as 10 Minute Pit Stop USA, Inc. in April, 1987. On April 30, 1987, the Company merged with Value Funding Corporation, a public corporation, and the Company was designated as the surviving corporation. Value Funding Corporation also owned a subsidiary, 6 Minute Pit Stop USA, Inc. The name of the Company was changed in April 1990 to Pit Stop Auto Centers, Inc., in September 1995 to Resources of the Pacific Corporation, then in May 1996 to Semper Resources Corporation. The Company's subsidiary, 6 Minute Pit Stop USA, Inc., filed for Chapter 7 bankruptcy in 1988. The Company acquired a controlling interest in Grease N Go International, Inc., during 1987. During 1991, the Company disposed of its entire interest in Grease N' Go International, Inc. The Company is currently considered a development stage company as defined in SFAS No. 7. The Company reentered the development stage during 1992 after disposing of all its operations during 1991 (see Note 10). The Company currently has no operations, but plans to commence operations in 1998 (see Note 14).

Property and equipment
----------------------

Property and equipment are recorded at cost which is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes, with accelerated methods used for income tax purposes. The estimated useful lives of property and equipment for purposes of financial reporting is 3 to 5 years.

Intangible assets
-----------------

Goodwill consists of the excess paid by the Company over the fair market value of the net assets acquired from Resources and is being amortized using the straight-line method over a 15 year period.

Loss per share
--------------

The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period presented giving retroactive effect to the 1 for 20 reverse stock split. Common stock equivalents were not included in the earnings per share computation as their effect was antidilutive. Statement of cash flows. For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income taxes
------------

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

2.  Acquisition
    -----------

On September 7, 1995, the Company acquired all of the outstanding common stock of Resources of the Pacific, Inc. in exchange for 22,219,000 shares of the Company's common stock. The acquisition has been accounted for using the purchase method and accordingly, the accompanying consolidated financial statements reflect this transaction at the date of acquisition.

3.  Property and Equipment
    ----------------------

At December 31, 1996 and 1995 property and equipment consisted entirely of office equipment at a cost of $2,000. Accumulated depreciation was $2,000 at December 31, 1996 and 1995. Depreciation expense for the years ended December 31, 1996 and 1995 was recorded in the amount of $-0- and $281 respectively.

4.  Income Taxes
     ------------

Effective January 1, 1993, the Company adopted Statement of
Financial Accounting Standards No. 109 "Accounting for Income
Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at December 31, 1996 unused net operating loss carryforwards of approximately $3,200,000 which may be applied against future taxable income and which expire in various years beginning in 2005 through 2011. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax benefit of the loss carryforwards. The change in the valuation allowance is equal to the tax benefit of the current period's net loss.

5.  Related Party Transactions
    --------------------------

At December 31, 1996 and 1995 the Company owed $4,100 and $5,100 for advances from related parties.

The Company made various issuances of common stock to related parties during 1996 and 1995 (see Note 8).

The Company entered into a financing agreement with International
Bell, Inc. (Bell), a stockholder, on September 7, 1995.  At
December 31, 1996 and 1995 the unpaid balances were $50,000 and $70,000, respectively.

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

6.  Going Concern
    -------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses of $406,818 and $105,042 for the years ended December 31, 1996 and 1995 and has not yet established profitable operations. This raises substantial doubt about the ability of the Company to continue as a going concern. However, management was able to obtain short term financing of $50,000, is in the process of arranging a $6,000,000 private placement offering and has created a business plan to begin operations again during 1998, based on the timber concessions acquired in 1995 (see Note 14), which alleviate the substantial doubt about the Company's ability to continue as a going concern.

7.  Notes Payable
     -------------
                                                   1996     1995
                                                   ----     ----
Note payable to International Bell,
Inc., a stockholder, bearing interest
at twelve percent, payable on demand              $50,000   $70,000
                                                  =======   =======
8.  Capital Stock
    -------------

On May 17, 1996, the Company filed amended and restated Articles of Incorporation increasing the authorized common shares from 25,000,000 to 100,000,000, changing the common stock par value from $.005 to $.001 per share and authorizing 100,000 shares of preferred stock with a par value of $.001 per share. The financial statements reflect the change in the common stock par value.

On May 17, 1996, the Company also designated 15,000 shares of Preferred Stock, par value $.001 per share, as Series A 12% Convertible Preferred Stock. Holders of Series A stock are entitled to a dividend of $120 per share per year, payable semi-annually in cash or in stock (at $1.50 per share), at the Company's option, on November 15 and May 15 of each year. Series
A stock has a liquidation preference equal to $1,000 per share, are non-voting shares, and are subject to redemption, at the option of the Company, at any time after December 31,1997 at $1,000 per share plus any accrued dividends. Holders of Series A stock have the option to convert with certain restrictions each share held into 667 shares of common stock on or before December 31, 1997. At December 31, 1996 dividends in arrears were $12,188.

Public offering
---------------

On July 31, 1990, the Company successfully completed a public offering of 400,000 units for $10 per unit. Each unit consisted of two shares of common stock and one common stock purchase warrant, which when exercised, will entitle the holder to purchase one share of the Company's common stock for $7.50 per share. Commencing March 31, 1991, the exercise price of the warrants was reduced to $3.50 per share. The warrants may be exercised at any time from July 31, 1991 through July 31, 1996. No stock warrants were exercised.

Related party stock transactions
--------------------------------

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

9.  Non-Cash Investing and Financing Activities
    -------------------------------------------

For the year ended December 31, 1996
------------------------------------

The Company issued 1,350,000 shares of its common stock valued at $.001 per share to acquire all the rights, title, and interest in a Marketing Contract associated with the joint venture timber concessions acquired in 1995.

The Company issued 66,667 shares of its common stock valued at $1.50 per share in a conversion of 100 shares of Series A 12% convertible preferred stock.

For the year ended December 31, 1995
------------------------------------
The Company issued 65,000 and 440,000 shares of common stock valued at $.075 and $.05 per share respectively, prior to the reverse stock split, in payment of $26,850 in cash advances from an officer.

The Company issued 22,219,000 shares of common stock valued at $.005 per share to acquire 100% of the common stock of Resources of the Pacific, Inc.

The Company issued 1,350,000 shares of common stock valued at $5.258 per share to acquire all the rights, title and interest in certain joint venture timber concessions.

10. Development Stage Activity
    --------------------------

The Company was previously involved in the operation of car service centers. In December of 1991 all remaining property, inventories and other assets used in the operations of the service centers were sold. During 1992, the Company reentered the development stage because it no longer had any planned principal operations. The sole business activity of the Company is its search for a business to acquire and the acquisition of certain timber concessions and the planning for their development.

11. Commitments and Contingencies
    -----------------------------

In November 1996, the Company entered into a Purchase Agreement with Casecroft Management Ltd., Ralph Financial Corporation and Roy Skluth collectively, to acquire real property timber tracts located in Brazil and all related timber and harvesting rights. The purchase price is 3,000,000 shares of the Company's common stock and $275,000 in cash. In consideration of an additional non-refundable $6,500 payment the Company has the option to purchase approximately 6.5 million acres for $119,000,000 in cash and 2,500,000 shares of the Company's common stock. In consideration of an additional non-refundable $2,500 payment, the Company has the option to purchase a certain building and improvements, and certain equipment for $4,000,000 in cash and 8,500,000 shares of the Company's Series A Preferred stock. In consideration of an additional non-refundable $1,000 payment, the Company has the option to purchase approximately 92,000 acres for 500,000 shares of the Company's common stock. The Company paid a sum of $50,000 upon execution of this agreement, $40,000 of which is refundable upon termination of the agreement. The financial statements reflect the monies paid as a deposit at December 31, 1996.

During 1992, the Company's former advertising firm, Yaranoff Advertising, filed a lawsuit against the Company for non-payment for their services. The total amount requested in the suit approximates $12,000. The Company countersued on the grounds that due to placement of advertisements by Yaranoff, which were not in compliance with specifications of the Company's major supplier, the Company was unable to collect approximately $27,000 in reimbursements from the supplier. Both lawsuits were dismissed in February, 1995 due to inactivity.

During September, 1992, Kay & Kay Associates, an environmental consulting firm retained by the Company for the clean-up of a center in Oklahoma City, filed suit against the Company for non-payment for their services. The total amount of their suit approximates $18,000. In May 1996, this suit was settled and payment of approximately $18,000 was made. This expense has been included in the financial statements as an operating expense.

A claim against the Company was settled on March 8, 1993. The dispute involved a claim by B & K Fleet Supply, Inc. for unpaid materials and supplies delivered to the Company. The Company did not oppose their claim and an arbitration award of approximately $10,000 with costs and attorney fees included was granted. The $10,000 judgment has been accrued and is included in accounts payable. As of December 31, 1996, the amount owed had not been paid.

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

12. Extraordinary Item
    ------------------
During 1994, a lawsuit in which the Company was the plaintiff was settled, and the payment received in settlement was made directly to the attorney for the Company. Fees for services owed to the attorney in excess of the settlement amount were forgiven, and the amount forgiven ($9,275) was recorded as extraordinary income.

13. Stock Option Plan
    -----------------
The Company has a stock option plan. Under the plan, non-qualified stock options may be granted to key employees, directors and executive officers designated by the Board of Directors (or a committee appointed by the Board), at exercise prices equal to at least 100% of the fair market value of the common stock on the date of grant. In addition to selecting the optionees, the Board (or such committee) determines the number of shares subject to each option and otherwise administers the Plan. There is a total of 105,000 shares reserved for this stock option plan. At December 31, 1996, 55,000 shares remained available to be granted. Pursuant to the stock option plan, an Incentive Stock Option was granted on January 30, 1991 to the President of the Company, to purchase 50,000 shares of common stock. The exercise period is from January 30, 1992 to January 30, 1996, and the exercise price is $1.69 per share. At December 31, 1996 no options had been exercised. Not pursuant to the plan, the Company granted a stock option on January 30, 1991 to the President of the Company to purchase 50,000 shares of common stock. The exercise period is from January 30, 1992 to January 30, 1996, and the exercise price is $1.69 per share. At December 31, 1996, no options had been exercised.

14. Joint Venture Timber Concessions
    --------------------------------
On October 7, 1995, the Company acquired from Resources of the Pacific LTD. all of its rights, title and interest in certain joint venture timber concessions for the development of timber located in Fiji. The Company issued 1,350,000 shares of its common stock valued at $5.258 per share. The Company shall be entitled to sixty
(60) percent of any profits from the operations of these joint ventures.

The Company anticipates that these joint ventures will commence operations during 1998, ultimately providing a source of earnings and cash flow to the Company.

15. Advances to Joint Venture Partners
    ----------------------------------
During 1996, the Company made advances to its Joint Venture partners to cover certain expenses in the amount of $109,995 as of December 31, 1996. These advances will be repaid to the Company from the Joint Venture partners share of future operating profits.

16. Acquisition/Rescission
    ----------------------
In April, 1992, the Company entered into an acquisition agreement wherein the Company issued 1,364,000 shares of common stock to acquire all of the issued and outstanding shares of Mountain View Benefits, Inc., making it a wholly owned subsidiary of the Company. In October, 1992, both companies agreed to terminate and abandon the acquisition agreement because the terms of the acquisition had not been completed.

17. Forfeited Acquisition Deposit
    -----------------------------
In September 1996, the Company entered into an Asset Purchase and Sale Agreement with Fremont Forest Products (Fremont) to purchase substantially all of the assets utilized by Fremont in the operation of a lumber and building products dock terminal business. A deposit of $100,000 was paid on execution of this agreement. Management decided, based on certain facts, not to proceed with the acquisition and forfeited $80,000 of the deposit paid on execution of the agreement.

18. Subsequent Events
    -----------------
In September 1997, the Company obtained financing in the amount of $50,000. The notes are due on demand, but if not demanded, no later than March, 1998.

                                SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SEMPER RESOURCES CORP.


Dated:  December 30, 1997          By:  /s/Robert A. Dietrich
                                      -----------------------------
                                        ROBERT A. DIETRICH,
                                        President, Chief Executive
                                        Officer, Treasurer and
                                        Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  December 30, 1997          By:  /s/Robert A. Dietrich
                                      -----------------------------
                                        ROBERT A. DIETRICH,
                                        President, Chief Executive
                                        Officer, Treasurer and
                                        Director

Dated:  December 30, 1997          By:  /s/John B. Brebbia
                                      -----------------------------
                                        JOHN B. BREBBIA
                                        Secretary and Director

Dated:  December 30, 1997          By:  /s/Ray Besharaty
                                      ----------------------------
                                        RAY BESHARATY
                                        Managing Director and
                                        Director

Dated:  December 30, 1997          By:  /s/Wayne Walters
                                      -----------------------------
                                        WAYNE WALTERS
                                        Director