Form 10QSB
period 1997-03-31
SEMPER RESOURCES CORP
filed 1998-01-05
CIK 863139

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                               FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934
             For the quarterly period ended March 31, 1997


Commission File Number  0-18565



                       SEMPER RESOURCES CORPORATION


          (Exact name of registrant as specified in its charter)



             Nevada                                 93-0947570
     (State of incorporation)           (IRS Employer Identification Number)

                      340 East Warm Springs Rd., Suite 1A
                            Las Vegas, Nevada 89119
                   (Address of Principal Executive Offices)
                 Registrant's Telephone Number:  (702) 260-4900


                     RESOURCES OF THE PACIFIC CORPORATION
                  -----------------------------------------
                      (Former Name of the Registrant)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such report(s), and (2) has been subject to the filing requirement for the past 90 days.

Yes _____ No __X__

     As of June 30, 1997 there were 25,358,600 shares of the Issuer's Common Stock, $.001 par value outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                        SEMPER RESOURCES CORPORATION
                               BALANCE SHEETS

Assets                                    March 31,         December 31,
------                                      1997                 1996
                                            ----                 ----
                                         (Unaudited)           (Audited)
Current Assets:
     Cash                               $      1,960      $      16,046
                                        ------------      -------------
Total Current Assets:                          1,960             16,046
Property & Equipment, net                          0                  0
Other Assets:
     Joint Venture Timber Concessions      7,098,948          7,098,948
     Advances & Deposits                     167,311            167,311
     Goodwill, net                            99,367            101,219
     Other                                     1,350              1,350
                                        ------------      -------------
Total Other Assets:                     $  7,366,976      $   7,368,828

     Total Assets                       $  7,368,936      $   7,384,874
                                        ============      =============
Liabilities and Stockholders Equity
-----------------------------------

Current Liabilities:
     Accounts payable                   $     97,267       $    105,613
     Accrued expenses                         32,153                674
     Advances from related parties             4,125              4,100
     Notes payable due related parties        50,000             50,000
                                        ------------       ------------
Total Current Liabilities               $    183,545       $    160,387

Stockholders' Equity
Series A 12% convertible preferred
stock, $.001 par value, 15,000 shares
authorized, 130 shares issued and
outstanding, stated at liquidation
value                                   $    130,000       $    130,000
Common stock, $.001 par value,
100,000,000 shares authorized,
25,257,965 issued and outstanding             25,258             25,258
Additional paid in capital                10,497,425         10,497,425
Accumulated deficit                     (  2,471,991)      (  2,471,991)
Deficit accumulated during the
development stage                            995,301            956,205
                                        ------------       ------------
Total Stockholder's equity              $  7,185,391       $  7,224,487
                                        ------------       ------------
                                        $  7,368,936       $  7,384,874
                                        ============       ============

                        SEMPER RESOURCES CORPORATION
                    STATEMENT OF OPERATIONS (Unaudited)
                    For the Three Months Ended March 31,

                                                  1997           1996
                                                  ----           ----
Revenues:
   Sales                                           ---            ---

Expenses:
   Selling, General & Administrative        $   35,560         $   27,400
   Amortization and Depreciation                 1,852              1,852
                                            ----------         ----------
Total Expenses                              $   37,412         $   29,252
                                            ----------         ----------
Other income (expenses)
     Interest expense                       (    1,684)        (    2,267)
                                            ----------         ----------
Net Loss                                    $(  39,096)        $(  31,519)
                                            ==========         ==========
Loss Per Share                              $    0.002         $    0.001
                                            ==========         ==========
Weighted average shares outstanding         25,257,965         23,737,984
                                            ==========         ==========

                        SEMPER RESOURCES CORPORATION
                    STATEMENT OF CASH FLOWS (Unaudited)
                   For the Three Months Ended March 31,


                                                  1997           1996
                                                  ----           ----
Cash Flows from operating activities:
  Net loss                                  $(  39,096)        $(  31,519)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
  Amortization                                   1,852              1,852
  Changes in assets and liabilities:
  Accounts payable and accrued liabilities      23,133              2,267
  Net cash (used in) operating              ----------         ----------
  activities                                $(  14,111)        $(  27,400)

Cash Flows from financing activities:
  Advances/Loan proceeds from related
  parties                                           25             27,300
                                            ----------         ----------
  Net cash provided (used) in financing             25             27,300
                                            ----------         ----------

Net increase (decrease) in cash             $( 14,086)         $(     100)

Cash and cash equivalents, at beginning
of period                                      16,046                 151
Cash and cash equivalents, at end           ---------          ----------
of period                                   $   1,960          $       51
                                            =========          ==========

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

The Company was organized under the laws of the State of Nevada as 10 Minute Pit Stop USA, Inc. in April, 1987. On April 30, 1987, the Company merged with Value Funding Corporation, a public corporation, and the Company was designated as the surviving corporation. Value Funding Corporation also owned a subsidiary, 6 Minute Pit Stop USA, Inc. The name of the Company was changed in April 1990 to Pit Stop Auto Centers, Inc., in September 1995 to Resources of the Pacific Corporation, then in May 1996 to Semper Resources Corporation. The Company's subsidiary, 6 Minute Pit Stop USA, Inc., filed for Chapter 7 bankruptcy in 1988. The Company acquired a controlling interest in Grease N' Go International, Inc., during 1987. During 1991, the Company disposed of its entire interest in Grease N' Go International, Inc. The Company is currently considered a development stage company as defined in SFAS No. 7. The Company reentered the development stage during 1992 after disposing of all its operations during 1991. The Company currently has no operations, but plans to commence operations in 1998.

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

Loss per share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period
 presented giving
retroactive effect to the 1 for 20 reverse stock split. Common stock equivalents were not included in the earnings per share computation as their effect was antidilutive.

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

Property and Equipment

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

The Company has available at December 31, 1996 unused net operating loss carryforwards of approximately $3,200,000 which may be applied against future taxable income and which expire in various years beginning in 2005 through 2011. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which
 can be utilized. The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax benefit of the loss carryforwards. The change in the valuation allowance is equal to the tax benefit of the current period's net loss.

Related Party Transactions

At March 31, 1997, the Company owed $4,125 for advances from related parties.

The Company made various issuances of common stock to related parties during 1996 and 1995.

The Company entered into a financing agreement with International Bell, Inc.
(Bell), a stockholder, on September 7, 1995. At March 31, 1997,the unpaid balance was $50,000.

Capital Stock

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

Related party stock transactions

In January, 1997, the Board of Directors awarded Robert A. Dietrich, President and Chief Executive Officer, warrants to purchase 50,000 shares of common stock at an exercise price of $2.00 per share. The warrant may be exercised at any time over five years.

Commitments and Contingencies

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

Joint Venture Timber Concessions

On October 7, 1995, the Company acquired from Resources of the Pacific LTD. all of its rights, title and interest in certain joint
 venture timber
concessions for the development of timber located in Fiji. The Company issued 1,350,000 shares of its common stock valued at $5.258 per share. The Company shall be entitled to sixty (60) percent of any profits from the operations of these joint ventures.

The Company anticipates that these joint ventures will commence operations during 1998, ultimately providing a source of earnings and cash flow to the Company.

Advances to Joint Venture Partners

During 1996, the Company made advances to its Joint Venture partners to cover certain expenses in the amount of $109,995 as of December 31, 1996. These advances will be repaid to the Company from the Joint Venture partners share of future operating profits, if any.

Subsequent Events

In September 1997, the Company obtained financing in the amount of $50,000. The notes are due on demand, but if not demanded, no later than March, 1998.

Item 2.  Management's Discussion of Financial Condition and Results of
Operations.

Material Changes in Results of Operations

There were no operating revenues for their the three months ended March 31, 1997 or March 31, 1996, as the sole business activity of the Company was its search for businesses to acquire.

As a development stage enterprise the Company incurred operating expenses of $37,412 for the three month period ended March 31, 1997 and $993,617, including interest expense, since inception as a development stage enterprise. In addition the Company had interest expense for the three months ended March 31, 1997 of $1,684.

Changes in Financial Condition, Liquidity and Capital Resources

For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of stock and loans from its shareholders. As of March 31, 1997, the Company had a cash balance of $1,960 and a deficit in working capital of $181,585.

Net cash used in operating activities was $14,111.

At March 31, 1997, the Company had a demand loan payable to a shareholder of $50,000.

The Company has experienced operating losses throughout its history since classification as a development stage company; and the acquisition of Resources of the Pacific, Inc. and purchase agreement to acquire several tracts of forest land in Brazil will require substantial funds for the development of its business. Therefore, the Company's ability to survive is dependent on its
 ability to raise capital through the issuance of stock or to borrow additional funds. The Company intends to raise additional cash for operations and acquisitions in a private placement during the first quarter of 1998. Without the success of one of these options, the Company will not have sufficient cash to satisfy its working capital and investment requirements for the next twelve months.

Part II - OTHER INFORMATION

Item 1     Legal Proceedings. None.

Item 2     Changes in Securities.  None.

Item 3     Defaults Upon Senior Securities.  None.

Item 4     Submission of Matters to a Vote of Securities Holders. None.

Item 5     Other Information. None

Item 6     Exhibits and Reports on Form 8-K.
          (a) Exhibits: None
          (b) Reports on Form 8-K: None

                            SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: December 30, 1997    SEMPER RESOURCES CORPORATION

                              By:  /s/Robert A. Dietrich
                                   ---------------------------------
                              Robert A. Dietrich, President and
                              Chief Executive Officer

                              By:  /s/ John H. Brebbia
                                   ---------------------------------
                              John H. Brebbia, Chief Financial
                              Officer