Form 10QSB
period 1997-06-30
SEMPER RESOURCES CORP
filed 1998-01-05
CIK 863139

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934
                 For the quarterly period ended June 30, 1997

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

Yes         No     X
    ------      --------

     As of June 30, 1997 there were 25,358,600 shares of the Issuer's Common Stock, $.001 par value outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                         SEMPER RESOURCES CORPORATION
                                BALANCE SHEETS

Assets                                       June 30,        December 31,
------                                         1997               1996
                                               ----               ----
                                           (Unaudited)          (Audited)
Current Assets:
     Cash                                $       1,408       $      16,046
                                         -------------       -------------
Total Current Assets:                            1,408              16,046
Property & Equipment, net                            0                   0
Other Assets:
 Joint Venture Timber Concessions            7,098,948           7,098,948
 Advances & Deposits                           167,311             167,311
 Goodwill, net                                  97,515             101,219
 Other                                           1,350               1,350
                                         -------------       -------------
Total Other Assets:                      $   7,365,124       $   7,368,828

     Total Assets                        $   7,366,532       $   7,384,874
                                         =============       =============
Liabilities and Stockholders Equity
-----------------------------------

Current Liabilities:
 Accounts payable                        $      99,056       $     105,613
 Accrued expenses                               63,649                 674
 Advances from related parties                   4,165               4,100
 Notes payable due related parties              50,000              50,000
                                         -------------       -------------
Total Current Liabilities                $     216,870       $     160,387

Stockholders' Equity
 Series A 12% convertible preferred
 stock, $.001 par value, 15,000 shares
 authorized, 130 shares issued and
 outstanding, stated at liquidation
 value                                   $     130,000       $     130,000
 Common stock, $.001 par value,
 100,000,000 shares authorized,
 25,257,965 issued and outstanding              25,258              25,258
 Additional paid in capital                 10,497,425          10,497,425
 Accumulated deficit                     (   2,471,991)      (   2,471,991)
 Deficit accumulated during the
 development stage                       (   1,031,030)      (     956,205)
                                         -------------       -------------
Total Stockholder's equity               $   7,149,662       $   7,224,487
                                         -------------       -------------
                                         $   7,366,532       $   7,384,874
                                         =============       =============

                        SEMPER RESOURCES CORPORATION
                     STATEMENT OF OPERATIONS (Unaudited)


                                 Three Months Ended       Six Months Ended
                                      June 30                 June 30
                                      -------                 -------
                                   1997      1996          1997      1996
                                   ----      ----          ----      ----
Revenues:
Sales                         $   -      $   -        $   -      $   -

Expenses:
Selling, General &
Administrative                $  32,225  $ 110,657    $  67,785   $ 138,057
Amortization and
Depreciation                      1,852      1,852        3,704       3,704
                              ---------  ---------    ---------   ---------
Total Expenses                $  34,077  $ 112,509    $  71,489   $ 141,761
                              ---------  ---------    ---------   ---------
Other income (expenses)
Interest expense              (   1,652) (   2,920)   (   3,336)  (   5,187)
                              ---------  ---------    ---------   ---------
Net Loss                      $( 35,729) $(115,429)   $( 74,825)  $(146,948)
                              =========  =========    =========   =========
Loss Per Share                $   0.001  $   0.005    $   0.003   $   0.006
                              =========  =========    =========   =========
Weighted average shares
outstanding                  25,257,965 25,088,599   25,257,965  24,412,974
                             ========== ==========   ==========  ==========

                         SEMPER RESOURCES CORPORATION
                     STATEMENT OF CASH FLOWS (Unaudited)
                      For the Six Months Ended June 30,


                                                   1997           1996
                                                   ----           ----
Cash Flows from operating activities:
 Net loss                                    $(  74,825)        $( 146,948)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
 Amortization                                     3,704              3,704
 Changes in assets and liabilities:
 Accounts payable and accrued liabilities        56,418              4,162
 Other assets (increase)                              0          (  78,108)
                                             ----------         ----------
 Net cash (used in) operating activities     $(  14,703)        $( 217,190)

Cash Flows from financing activities:
 Proceeds from sales of Common Stock                  0              6,750
 Proceeds from sales of Preferred Stock               0            200,000
 Advances/Loan proceeds from related parties         65             30.077
                                             ----------         ----------
 Net cash provided (used) in financing               65            236,827
                                             ----------         ----------
Net increase (decrease) in cash              $(  14,638)        $   19,637

Cash and cash equivalents, at beginning
of period                                        16,046                151
                                             ----------         ----------
Cash and cash equivalents, at end of period  $    1,408         $   19,788
                                             ==========         ==========

                            Semper Resources Corporation
                 (Formerly Resources of the Pacific Corporation)
                           (A Development Stage Company)
                    Notes to Consolidated Financial Statements
                            December 31, 1996 and 1995

Summary of Significant Accounting Policies

Organization and consolidation

The financial statements presented are those of Semper Resources Corporation (the Company) and Resources of the Pacific, Inc. (Resources), its wholly owned subsidiary.

The Company acquired Resources on September 7, 1995 in an exchange of common stock. Prior to and in conjunction with the acquisition, he Company had a 1 for 20 reverse stock split. The financial statements reflect the effects of this transaction.

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

The Company has available at December 31, 1996 unused net operating loss carryforwards of approximately $3,200,000 which may be applied against future taxable income and which expire in various years beginning in 2005 through 2011. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax benefit of the loss carryforwards. The change in the valuation allowance is equal to the tax benefit of the current period's net loss.

Related Party Transactions

At June 30, 1997 the Company owed $4,165 for advances from related parties.

The Company made various issuances of common stock to related parties during 1996 and 1995. See Capital Stock footnote.

The Company entered into a financing agreement with International Bell, Inc., a shareholder, on September 7, 1995. At June 30, 1997 the unpaid balance was $50,000.

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

Related party stock transactions

In January, 1997, the Board of Directors awarded Mr. Robert A. Dietrich, President & CEO, warrants to purchase 50,000 shares of Common stock at an exercise price of $2.00 per share. The warrant may be exercised at any time over five years.

On March 30, 1995, the Company issued 65,000 shares of its common stock valued at $.075 per share to the Company's then President for payment of advances in the amount of $4,850. On June 30, 1995, the Company issued 440,000 shares of its common stock valued at $.05 per share, to the Company's then President for payment of advances in the amount of $22,000. These transactions occurred prior to the 1 for 20 reverse stock split.

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

Stock Option Plan

The Company has a stock option plan.  Under the plan, non-qualified stock options may be granted to key employees, directors and executive officers designated by the Board of Directors (or a committee appointed by the Board), at exercise prices equal to at least 100% of the fair market value of the common stock on the date of grant.  In addition to selecting the optionees, the Board (or such committee) determines the number of shares subject to each
option and otherwise administers the Plan.  There is a total of 105,000 shares reserved for this stock option plan.  At December 31, 1996, 55,000 shares remained available to be granted.

Joint Venture Timber Concessions

On October 7, 1995, the Company acquired from Resources of the Pacific LTD. all of its rights, title and interest in certain joint venture timber concessions for the development of timber located in Fiji. The Company issued 1,350,000 shares of its common stock valued at $5.258 per share. The Company shall be entitled to sixty (60) percent of any profits from the operations of these joint ventures, if any.

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

Item 2.  Management's Discussion of Financial Condition and Results of
Operations.

Material Changes in Results of Operations

There were no operating revenues for their the three months ended June 30, 1997 or June 30, 1996, as the sole business activity of the Company was its search for businesses to acquire.

As a development stage enterprise the Company incurred operating expenses of $34,077 for the three month period ended June 30, 1997 and $1,027,694, including interest expense, since inception as a development stage enterprise. In addition the Company had interest expense for the three months ended March 31, 1997 of $1,652.

Operating Expenses for the six month period ended June 30, 1997 were $71,489. The Company incurred interest expenses for the six month period ended June 30, 1997 in the amount of $3,336.


Changes in Financial Condition, Liquidity and Capital Resources

For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of stock and loans from its shareholders. As of June 30, 1997, the Company had a cash balance of $1,408 and a deficit in working capital of $215,462.

Net cash used in operating activities for the six month period ended June 30, 1997 was $14,703.

At June 30, 1997, the Company had a demand loan payable to a shareholder of $50,000.

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


Date: December 30, 1997     SEMPER RESOURCES CORPORATION

                              By: /s/ Robert A. Dietrich
                                  ------------------------------
                              Robert A. Dietrich, President and
                              Chief Executive Officer

                              By: /s/ John H. Brebbia
                                  ------------------------------
                              John H. Brebbia, Chief Financial Officer