Form 10QSB
period 1997-09-30
SEMPER RESOURCES CORP
filed 1998-01-05
CIK 863139

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934
                For the quarterly period ended September 30, 1997

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

Yes       No    X
   ------     ------
As of September 30, 1997 there were 25,358,600 shares of the Issuer's Common Stock, $.001 par value outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                                  BALANCE SHEETS

Assets                                     Sept 30,          December 31,
------                                       1997                1996
                                             ----                ----
                                         (Unaudited)          (Audited)
Current Assets:
     Cash                                $     18,195        $     16,046
                                         ------------        ------------
Total Current Assets:                          18,195              16,046
Property & Equipment, net                           0                   0
Other Assets:
     Joint Venture Timber Concessions       7,098,948           7,098,948
     Advances & Deposits                      167,311             167,311
     Goodwill, net                             95,664             101,219
     Other                                      1,350               1,350
                                         ------------        ------------
Total Other Assets:                      $  7,363,273        $  7,368,828
     Total Assets                        $  7,381,467        $  7,384,874
                                         ============        ============
Liabilities and Stockholders Equity
-----------------------------------
Current Liabilities:
     Accounts payable                    $     88,044        $    105,613
     Accrued expenses                          87,958                 674
     Advances from related parties              4,265               4,100
     Notes payable                             50,000                   0
     Notes payable due related parties         50,000              50,000
                                         ------------        ------------
Total Current Liabilities                $    280,267        $    160,387

Stockholders' Equity
Series A 12% convertible preferred
stock, $.001 par value, 15,000 shares
authorized, 130 shares issued and
outstanding, stated at liquidation value  $    130,000        $    130,000
Common stock, $.001 par value,
100,000,000 shares authorized,
25,358,600 and 25,257,965 issued
and outstanding at September 30,1997
and December 31, 1996                           25,358              25,258
     Additional paid in capital             10,497,425          10,497,425
     Accumulated deficit                  (  2,471,991)       (  2,471,991)
     Deficit accumulated during the
        development stage                 (  1,079,592)       (    956,205)
                                          ------------        ------------
Total Stockholder's equity                $  7,101,200        $  7,224,487
                                          ------------        ------------
                                          $  7,381,467        $  7,384,874
                                          ============        ============

                           SEMPER RESOURCES CORPORATION
                         STATEMENT OF OPERATIONS (Unaudited)


                               Three Months Ended       Nine Months Ended
                                    Sept 30                  Sept 30

                                1997      1996            1997      1996
                                ----      ----            ----      ----
Revenues:
   Sales                    $   -       $   -         $   -       $   -

Expenses:
   Selling, General &
   Administrative           $   44,746  $   89,756     $  112,531  $  227,813
   Amortization and
   Depreciation                  1,852       1,852          5,556       5,555
                            ----------  ----------     ----------  ----------
Total Expenses              $   46,598  $   91,608     $  118,087  $  233,368
                            ----------  ----------     ----------  ----------
Other income (expenses)
     Interest expense       (    1,964) (    3,027)    (    5,300) (    8,214)
                            ----------  ----------     ----------  ----------

Net Loss                    $(  48,562) $(  94,635)    $( 123,387) $( 241,582)
                            ==========  ==========     ==========  ==========
Loss Per Share              $    0.002  $    0.004     $    0.005  $     0.01
                            ==========  ==========     ==========  ==========
Weighted average shares
outstanding                 25,358,600  25,207,964     25,257,965  25,087,964
                            ==========  ==========     ==========  ==========

                         SEMPER RESOURCES CORPORATION
                      STATEMENT OF CASH FLOWS (Unaudited)
                      For the Nine Months Ended Sept 30,


                                                     1997           1996
                                                     ----           ----
Cash Flows from operating activities:
     Net loss                                    $(123,387)      $(241,582)
     Adjustments to reconcile net loss to net
     cash used by operating activities:
          Amortization                               5,556           5,555
     Changes in assets and liabilities:
          Accounts payable and accrued liabilities  69,715          27,082
          Prepaid expenses                               0        ( 38,110)
          Other assets (increase)                        0        (178,789)
                                                 ---------       ---------
     Net cash (used in) operating activities     $( 48,116)      $(425,844)

Cash Flows from financing activities:
     Proceeds from sales of Common Stock               100         280,000
     Proceeds from sales of Preferred Stock              0         230,000
     Loan proceeds                                  50,265          30.077
                                                 ---------       ---------
          Net cash provided (used) in financing     50,265         540,844
                                                 ---------       ---------
Net increase (decrease) in cash                  $   2,149       $ 114,232

Cash and cash equivalents, at beginning of period   16,046             151
                                                 ---------       ---------
Cash and cash equivalents, at end of period      $  18,195       $ 114,383
                                                 =========       =========

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

Intangible assets

Goodwill consists of the excess paid by the Company over the fair market value of the net assets aquired from Resources and is being amortized using the straight-line method over a 15 year period.

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

Related Party Transactions

At September 30, 1997 the Company owed $4,265 for advances from related parties.

The Company made various issuances of common stock to related parties during 1996 and 1995. See Capital Stock footnote.

The Company entered into a financing agreement with International Bell, Inc., a shareholder, on September 7, 1995. At September 30, 1997 the unpaid balance was $50,000.

Short Term Debt

The Company issued, during the Third Quarter, 1997, 12% per annum promissory notes totaling $50,000 to two private parties. The promissory notes are payable on demand, or if no demand is made on March 19, 1998, or at the time of first funding of a private placement of common stock, whichever is earlier.

Capital Stock

In conjunction with the obtaining of short term debt, the Company issued 50,000 restricted common shares to intermediaries.

On May 17, 1996, the Company filed amended and restated Articles of Incorporation increasing the authorized common shares from 25,000,000 to 100,000,000, changing the common stock par value from $.005 to $.001 per share and authorizing 100,000 shares of preferred stock with a par value of $.001 per share. The financial statements reflect the change in the common stock par value.

On May 17, 1996, the Company also designated 15,000 shares of Preferred Stock, par value $.001 per share, as Series A 12% Convertible Preferred Stock. Holders of Series A stock are entitled to a dividend of $120 per share per year, payable semi-annually in cash or in stock (at $1.50 per share), at the Company's option, on November 15 and May 15 of each year. Series A stock has a liquidation preference equal to $1,000 per share, are non-voting shares, and are subject to redemption, at the option of the Company, at any time after December 31,1997 at $1,000 per share plus any accrued dividends. Holders of Series A stock have the option to convert with certain restrictions each share held into 667 shares of common stock on or before December 31, 1997. At December 31, 1996 dividends in arrears were $12,188.

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

The Company is not currently aware of any material pending or threatened litigation which is likely to have a material adverse effect upon the Company. However, the possibility exists that creditors and others seeking relief from the Company's former subsidiary and former operations may also include the Company in claims and suits pursuant to the parent/subsidiary relationship which previously existed. Management believes it would be successful in defending against such claims and that no material negative impact on the financial condition of the Company would occur. Management is also not aware of any pending or threatened claims against the Company for environmental clean-up or environmental related contingencies and believes there are no material liabilities that are required to be accrued or disclosed in connection with the clean-up of environmental hazards related to the Company's prior operations.

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

Subsequent Events

In November, 1997, the Company entered into Letter of Intent Agreements for two separate timber acquisition projects. Both Agreements are subject to due diligence and the construction of definite purchase and exchange agreements. One Agreement is to acquire the Philippine timber interests of Bentley House International, Inc.; the other is to establish in Romania a kiln drying, value added manufacturing and marketing operation with a Romanian company, S.C. ARM S.A. Both transactions are scheduled for completion of due diligence, difinitive agreement construction and closing during the first quarter of 1998.

During the first quarter, 1998, the Company will begin marketing a private placement of common shares for the purpose of financing its acquisitions and to begin operations as selected locations during 1998.

Item 2.  Management's Discussion of Financial Condition and Results of
Operations.

Material Changes in Results of Operations

There were no operating revenues for their the three months ended September 30, 1997 or September 30, 1996, as the sole business activity of the Company was its search for businesses to acquire.

As a development stage enterprise the Company incurred operating expenses of $46,598 for the three month period ended September 30, 1997 and $1,079,592, including interest expense, since inception as a development stage enterprise. In addition the Company had interest expense for the three months ended March 31, 1997 of $1,964.

Operating Expenses for the nine month period ended September 30, 1997 were $118,087. The Company incurred interest expenses for the nine month period ended September 30, 1997 in the amount of $5,300.

Changes in Financial Condition, Liquidity and Capital Resources

For the past eighteen months, the Company has funded its operating losses and capital requirements through the sale of stock and loans from its shareholders and third parties. As of September 30, 1997, the Company had a cash balance of $18,195 and a deficit in working capital of $262,072.

Net cash used in operating activities for the nine month period ended September 30, 1997 was $48,116. Net cash provided from financing activities for the nine month period ended September 30, 1997, was $50,265 in advances from a shareholders and third party loans.

At September 30, 1997, the Company had a demand loan payable to a shareholder of $50,000.

The Company has experienced operating losses throughout its history since classification as a development stage company; and the acquisition of Resources of the Pacific, Inc. and purchase agreement to acquire several tracts of forest land in Brazil, and Letters of Intent to acquire and operate timber production in the Philippines and Joint Venture Agreement in Romania will require substantial funds for the development of its business. Therefore, the Company's ability to survive is dependent on its ability to raise capital through the issuance of stock or to borrow additional funds. The Company intends to raise additional cash for operations and acquisitions in a private placement during the first quarter of 1998. Without the success of one of these options, the Company will not have sufficient cash to satisfy its working capital and investment requirements for the next twelve months.

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


Date: December 30, 1997     SEMPER RESOURCES CORPORATION

                              By: /s/ Robert A. Dietrich
                                  -----------------------------------
                              Robert A. Dietrich, President and Chief
                              Executive Officer

                              By: /s/ John H. Brebbia
                                  -----------------------------------
                              John H. Brebbia, Chief Financial Officer