Form 10KSB
period 1997-12-31
SEMPER RESOURCES CORP
filed 2000-04-19
CIK 863139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            Annual report under section 13 or 15(d) of the Securities
                 Exchange Act of 1934 for the fiscal year ended
                                December 31, 1997

                         Commission file number: 0-18565

                          SEMPER RESOURCES CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its Charter)

          Nevada                                        93-0947570
-----------------------------                -----------------------------------
(State or other jurisdiction                (IRS Employer Identification Number)
    of incorporation)


              11150 West Olympic Blvd., #810, Los Angeles, CA 90064
              ------------------------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's Telephone Number: (949) 857-1166

                      RESOURCES OF THE PACIFIC CORPORATION
                         (Former Name of the Registrant)

Securities to be registered under Section 12(b) of the Act:

       Title of Each Class            Name of each exchange on which registered
      ---------------------          -------------------------------------------
             None                                     None

Securities to be registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                         -------------------------------
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes:   No: X
    ---  -----

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

The number of shares of Common Stock outstanding as of April 15, 2000 was 25,497,965. As of such date, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $538,678 based on the average high and low bid prices for such common stock as reported on the NASD Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectus filed pursuant to Rule 424(b)or (c) are incorporated by reference in this report.

     Transitional Small Business Disclosure Format (Check One): Yes No X

                                TABLE OF CONTENTS

                                                                          Page
                                                                         -------

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS................................   3
         ITEM 2.  DESCRIPTION OF PROPERTIES..............................   4
         ITEM 3.  LEGAL PROCEEDINGS .....................................   4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS....................................   4

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS............................   4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS...................   5
         ITEM 7.  FINANCIAL STATEMENTS...................................   5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.................   5

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT......................   5
         ITEM 10. EXECUTIVE COMPENSATION.................................   6
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT..................................   6
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS...........................................   7
         ITEM 13. EXHIBITS AND REPORTS OF FORM
                  8-K....................................................   7

                  SIGNATURES.............................................   9

                  FINANCIAL STATEMENTS................................... F-1

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

The Company intends to utilize joint venture concepts wherever possible in which the timber on the stump is the partner contribution to the venture. This approach provides for the partnering with the landowner in selective harvesting of timber and sharing operating margin with the landowner, or procuring raw material at favorable allocations or price. Such is the structure the Fijian concessions.

FIJI

The Company's Fiji project was to be a series of nine initial joint venture timber concessions (approximately 40,000 acres) in which nine tribes of indigenous people contribute the standing timber to be selectively harvested after the Company pays some governmental fees. The tribes are paid a percentage of the after milling net profit.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1998; and none have been submitted since.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock was previously listed on the NASDAQ Stock Market. Since February of 1992, the Company's common stock has been listed on the O-T-C Bulletin Board. However, the market for these securities is extremely limited and sporadic.

On April 15, 2000, the closing bid price of the common stock was $0.185.

HOLDERS

The number of record holders of the Company's common stock as of April 15, 2000 was 494. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

DIVIDENDS

The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

PLAN OF OPERATION

Prior to the acquisition of Resources of the Pacific, the Timber Rights, and the marketing rights, the Company had not engaged in any material operations since 1991.

RESULTS OF OPERATIONS

The Company received no revenue in either the calendar year ended December 31, 1997, or the calendar year ended December 31, 1997. The Company has a net loss of $256,769 in calendar 1997 from the forfeiture of certain acquisition costs $(50,000) interest expenses of $8,312, amortization of $7,407 and general and administrative cost of $191,050 principally from personnel costs. This compares with a net loss of $406,818 for calendar year 1996 from the forfeiture of acquisition costs of $80,000, amortization of $7,407, net interest expense of $9,182 and general and administrative costs of $310,229 principally from personnel costs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had cash of $3,596 and a working capital deficit of $312,888. This compares with cash of $16,046 and a working capital deficit of $144,341 as of December 31, 1996.

As of December 31, 1998, the Company had borrowed an aggregate of $50,000 from a shareholder and $50,000 from outside parties. These loans are repayable on demand with interest at twelve percent per annum. In addition, related parties have advanced $14,343 which is repayable on demand.

ITEM 7.  FINANCIAL STATEMENTS.

The Company's financial statements are presented under Item 13 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following are the Officers and Directors of the Company as of December 31, 1998:

      Name              Age            Position Held with Company
     -------           -----          -----------------------------

Robert A. Dietrich      53       President, CEO, Treasurer and Director
John B. Brebbia         58       Secretary and Director
Ray Besharaty           59       Managing Director (Fiji) and Director
Wayne Walters           50       Director

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

ITEM 10.  EXECUTIVE COMPENSATION

During fiscal 1997 and fiscal 1996, no officer or director was paid more than $100,000.

Director Compensation

Non-employee directors of the Company receive no cash compensation for their services to the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RECORD AND BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK

The following table sets forth, as of April 15, 2000 certain information regarding the ownership of voting securities of each person known by the Company to be a beneficial owner of five percent or more of the outstanding voting securities, each of the Directors of the Company and all Officers and Directors as a group.
                                                          Percentage of Shares
Name and Address of Beneficial   Shares of Common Stock     of Common Stock
        Owner                     Beneficially Owned (1)    Beneficially Owned
------------------------------   -----------------------  ----------------------
International Bell, Inc.                12,569,000               49.6%
Carol S. Lewis                           9,170,000               35.2%
Robert A. Dietrich                     100,000 (1)              0.004%
Ray Besharaty                              790,048                3.1%
John H. Brebbia                                  0                  0%
Wayne M. Walters                            57,143              0.002%
All executive officers and
directors as a group (4 persons)           947,191                3.3%

(1)  Five year stock options exercisable at $2.00 per share.

(C)  CHANGE IN CONTROL

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     International Bell, Inc., the Company's largest shareholder, has loaned the Company $50,000 in the form of a 12% per annum promissory note, payable on demand. Interest on the loan has been accrued but unpaid as of December 31, 1997. International Bell, Inc. and Ms. Lewis have made cash advances to the Company totaling $4,290

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this Form 10-KSB at the page indicated.
                                                                     Page Number
                                                                     -----------

(a)  (i) Financial Statements

         Auditor's Report as of April 18, 2000......................        F-1

         Consolidated Balance Sheets - December 31, 1997 and 1996...        F-2

         Consolidated Statement of Operations - For the years ended
            December 31, 1997 and 1996..............................        F-3

         Statement of Shareholder's Equity - For the years ended
            December 31, 1997 and 1996..............................        F-4

         Statement of Cash Flows - For the years ended December 31,
            1997 and 1996...........................................        F-5

         Consolidated Notes to Financial Statements................. F-6 - F-10

(a)  (ii)  Consolidated Schedules - None.

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


(a)  (iii) Exhibits
                                                                                              Sequential Page
 Number                                     Description                                            Number
--------                                   -------------                                     ----------------


2.2          Acquisition Agreement dated September 7, 1996 between Resources of the Pacific Corporation and the shareholders of Resources of the
             Pacific, Inc.                                                                            **
3.1          Arcticles of Incorporation of Resources of the Pacific Corporation,
             as amended - incorporated by reference to the exhibits filed with
             the Company's current report on Form 8-K dated July 28, 1995                              *
3.2          Bylaws of Resources of the Pacific Corporation, as amended -
             incorporated by reference to the exhibits filed with the Company's
             Form 8-A.                                                                                 *
10.4         Acquisition Agreement dated April 1, 1996 between Resources of the
             Pacific Corporation and Resources of the Pacific Ltd.                                    **
10.5         Agreement dated September 7, 1995 between Resources of the Pacific
             Corporation and International Bell, Inc.                                                 **
10.6         Amendment to Agreement dated September 7, 1995 between Resources of
             the Pacific Corporation and International Bell, Inc.                                     **
10.7         Agreement dated March 12, 1996 between Resources of the Pacific
             Corporation and International Bell, Inc.                                                 **
10.9         Amendment to Acquisition Agreement between Resources of the Pacific
             Corporation and the Shareholders of Resources of the Pacific, Inc.                       **
10.10        Definitive Agreement between Semper Resources Corporation and the
             Romanian Joint Venture                                                                   **
21           Subsidiaries of the Registrant                                                           **
27.1         Financial Data Schedule


-----------------------

*    Incorporated by reference pursuant to Exchange Act Rule 12b-23.

**   Incorporated by reference from previous filings.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEMPER RESOURCES CORP.


Dated: April 18, 2000                     By:/s/ Robert Dietrich
                                            ---------------------------------
                                          ROBERT A. DIETRICH,
                                          President, Chief Executive Officer,
                                          Treasurer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 18, 2000                                By:/s/ Robert Dietrich
                                                       -------------------------
                                                     ROBERT A. DIETRICH,
                                                     President, Chief Executive
                                                     Officer, Treasurer and
                                                     Director

Dated: April 18, 2000                                By:/s/ John Brebbia
                                                       -------------------------
                                                      JOHN B. BREBBIA
                                                      Secretary and Director

Dated: April 18, 2000                                By:/s/ Ray Besharaty
                                                       -------------------------
                                                     RAY BESHARATY
                                                     Managing Director and
                                                     Director

Dated: April 18, 2000                                By:/s/ Wayne Walters
                                                       -------------------------
                                                     WAYNE WALTERS
                                                      Director

                          SEMPER RESOURCES CORPORATION

                   Index to Consolidated Financial Statements


                                                                         Page
                                                                        ------

Report of Independent Public Accountants                                  F-1

Consolidated Balance Sheets as of December 31, 1997 and 1996        F-2 - F-3

Consolidated Statements of Operations for the Years Ended
 December 31, 1997 and 1996                                               F-4

Consolidated Statement of Stockholders' Equity                            F-5

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1997 and 1996                                         F-6 - F-7

Notes to Financial Statements                                      F-8 - F-17

                          SWART BAUMRUK & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                                717 E. OAK STREET
                            KISSIMMEE, FLORIDA 34744
                                 (407) 847-7466
                               FAX (407) 847-6641



                           Independent Auditors Report
                          ------------------------------


Board of Directors and Stockholders
Semper Resources Corporation

We have audited the accompanying consolidated balance sheets of Semper Resources Corporation (a development stage company) and its subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the cumulative period from January 1, 1992 through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Semper Resources Corporation as of December 31, 1994 were audited by other auditors whose report dated April 5, 1995 expressed an unqualified opinion including an explanatory paragraph stating a concern about the Company continuing as a going concern. The financial statements of Semper Resources Corporation as of December 31, 1993 and 1992 were audited by other auditors whose report dated October 16, 1994 expressed an unqualified opinion including an explanatory paragraph stating a concern about the Company continuing as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Semper Resources Corporation and its subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended and for the cumulative period from January 1, 1992 through December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, Note 13, and
Note 17 to the financial statements, the Company has suffered recurring losses from operations and has been unable to meet its obligations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




April 18, 2000

Kissimmee, Florida

                          Semper Resources Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                           December 31, 1997 and 1996

                                     Assets

                                                   1997                1996
                                                  ------              ------
Current assets
      Cash                                      $  3,596        $    16,046
Property and equipment, net                           -0-                -0-
Other assets
      Advances to joint venture partners          79,330            109,995
      Deposits                                     7,316             57,316
      Joint venture timber concessions         7,098,948          7,098,948
      Goodwill, net                               93,812            101,219
      Marketing contract                           1,350              1,350
                                              ----------         ----------
           Total other assets                  7,280,756          7,368,828
                                              ----------         ----------
                                              $7,284,352        $ 7,384,874
                                              ==========         ==========




                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                           December 31, 1997 and 1996

                      Liabilities and Stockholders' Equity

                                                   1997                 1996
                                                  ------              ---------
Current liabilities
      Accounts payable                          $  94,168           $  105,613
      Accrued expenses                            118,026                  674
      Advances from related parties                 4,290                4,100
      Notes payable                                50,000                   -0-
      Notes payable due related parties            50,000               50,000
                                                 --------            ----------
                Total current liabilities         316,484              160,387

Stockholders' equity
      Series A 12% convertible preferred
        stock, $.001 per value, 15,000
         shares authorized, 130 shares
         issued and outstanding, stated
         at liquidation value                     130,000             130,000
      Common stock, $.001 par value,
         100,000,000 shares authorized,
         25,407,965 and 25,257,965
         issued and outstanding at
         December 31,1997 and 1996,
         Respectively                              25,408             25,258
      Additional paid in capital               10,497,425         10,497,425
      Accumulated deficit                      (2,471,991)        (2,471,991)
      Deficit accumulated during the
         development stage                     (1,212,974)          (956,205)
                                               -----------        ----------
                Stockholders' equity            6,967,868          7,224,487
                                               -----------        ----------
                                              $ 7,284,352        $ 7,384,874
                                               ===========        ==========






                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                   Years ended December 31, 1997 and 1996 and
              the period January 1, 1992 through December 31, 1997

                                                                Cumulative from
                                                                 Jan. 1, 1992
                                                                   through
                                       1997          1996        Dec. 31, 1997
Revenues
  Sales                           $       -0-      $    -0-     $     6,264
Expenses
  General and administrative         191,050       310,229        1,050,543
   Forfeited acquisition costs        50,000        80,000          130,000
   Amortization                        7,407         7,407           17,283
   Depreciation                           -0-           -0-           3,501
                                   -----------   ----------     ------------
     Total expenses                  248,457       397,636        1,201,327
                                   -----------   ----------     ------------
        Losss from operations       (248,457)     (397,636)      (1,195,063)

Other income (expense)
          Interest income                 -0-           55           14,320

  Interest expense                    (8,312)       (9,237)         (79,621)
  Gain (loss) on sale of asset            -0-           -0-          (3,613)
  Other income                            -0-           -0-          41,728
                                   -----------   ----------     ------------
     Total other income (expense)     (8,312)       (9,182)         (27,186)
                                   -----------   ----------     ------------
Loss from operations before income
taxes and extraordinary items       (256,769)     (406,818)      (1,222,249)

Current income tax                        -0-           -0-              -0-
Deferred income tax                       -0-           -0-              -0-
                                   -----------   ----------     ------------
Loss from operations before
          extraordinary items       (256,769)     (406,818)      (1,222,249)

Extraordinary items
  Gain on discharge of debt
    obligations (no tax effect)           -0-           -0-           9,275
                                   -----------   ----------     ------------
Net loss                          $ (256,769)   $ (406,818)     $(1,212,974)
                                   ===========   ==========     ============
Loss per share
  Loss before extraordinary item  $     (.01)   $     (.02)     $      (.16)
  Extraordinary items                     -0-           -0-              -0-
                                   -----------   ----------     ------------
Net loss                          $     (.01)   $     (.02)     $      (.16)
                                   ===========   ==========     ============



                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                    January 1, 1992 through December 31, 1997

                                      Series A
                                   Preferred Stock           Common Stock        Paid-in     Accumulated    Treasury
                                  Shares     Amount       Shares     Amount      Capital       Deficit       Stock
                                 --------   --------     --------   --------    ---------   --------------  ---------


Balance at January 1, 1992          -0-        -0-      1,094,279  $  54,713    $ 2,810,977  $(2,471,991)  $(100,000)
Stock issued to an officer
  and director for cash,
  March, 1992, at $.0625
  per share                         -0-        -0-        300,000     15,000          3,750          -0-          -0-
Shares of treasury stock
  issued pursuant to loan
  agreement                         -0-        -0-             -0-        -0-      (100,000)         -0-     100,000
Stock issued in connection
  with proposed acquisition,
  April, 1992                       -0-        -0-      1,364,000     68,200        (68,200)         -0-          -0-
Cancellation of stock issued
  in connection with unsuccessful
  proposed acquisition, October,
  1992                              -0-        -0-      1,364,000)   (68,200)        68,200          -0-          -0-
Net loss for the year ended
  Dec. 31, 1992                     -0-        -0-             -0-        -0-            -0-   (251,989           -0-
                                  -------   -------    -----------   --------    ----------- ------------    ---------
Balance at December 31, 1992        -0-        -0-      1,394,279     69,713      2,714,727  (2,723,980)          -0-
Stock issued to an officer
  and director for services
  rendered, June 18, 1993
  at $.125 per share                -0-        -0-        600,000     30,000        45,000          -0-           -0-
Net loss for the year ended
  Dec. 31, 1993                     -0-        -0-             -0-        -0-           -0-   (169,430)           -0-
                                  -------   -------    -----------   --------    ----------- ------------    ---------
Balance at December 31, 1993        -0-        -0-      1,994,279     99,713     2,759,727  (2,893,410)           -0-
Stock issued to a corporation
  owned by the Company's president
  for payment of amounts payable,
  Feb. 7, 1994, at $.0533 per share -0-        -0-        300,000     15,000         1,000          -0-           -0-
Stock issued to an officer and
  director for payment of cash
  advances in the amount of
  $19,000 and for services
  rendered in the amount of
  $10,000, September 1, 1994,
  at $.05 per share                 -0-        -0-        580,000      29,000          -0-          -0-           -0-
Net loss for the year ended
  Dec. 31, 1994                     -0-        -0-             -0-         -0-         -0-     (22,926)           -0-
                                  -------   -------    -----------   --------    ----------- ------------    ---------
Balance at December 31, 1994        -0-        -0-      2,874,279     143,713   2,760,727   (2,916,336)           -0-




                                   (Continued)
                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                    January 1, 1992 through December 31, 1997

                                      Series A
                                   Preferred Stock           Common Stock        Paid-in     Accumulated    Treasury
                                  Shares     Amount       Shares     Amount      Capital       Deficit       Stock
                                 --------   --------     --------   --------    ---------    -----------   ----------

Stock issued to an officer
  for payment of cash advances
  in the amount of $4,850 March
  30, 1995, at $.075 per share       -0-       -0-         65,000       3,250        1,600           -0-         -0-
Stock issued to officer for
  payment of cash advances in
  the amount of $22,000 June 30,
  1995, at $.05 per share            -0-       -0-        440,000      22,000           -0-          -0-         -0-
One for twenty reverse stock
  split and change in par
  value to $.005                     -0-       -0-     (3,210,315)   (168,118)     168,118           -0-         -0-
Stock issued to acquire a
  subsidiary on September 7,
  1995 at $.005 per share            -0-       -0-     22,219,000     111,095           -0-          -0-         -0-
Stock issued to acquire joint
  venture timber concessions
  on October 10, 1995, at
  $5.258 per share                   -0-       -0-      1,350,000       6,750    7,092,198           -0-         -0-
Net loss for year ended
  Dec.  31, 1995                     -0-       -0-             -0-         -0-          -0-    (105,042)         -0-
                                  -------   -------   ------------   --------- ------------   -----------   ---------
Balance at  December 31, 1995        -0-       -0-     23,737,964  $   18,690  $10,022,643  $(3,021,378)     $   -0-
Change in par value
  to $.001 on May 17,  1996          -0-       -0-             -0-    (94,952)      94,952           -0-         -0-
Sale of preferred stock on
  May 30, 1996, at $1,000
  per share                         200   200,000              -0-         -0-          -0-          -0-         -0-
Stock issued to acquire
  a marketing contract
  on May 31, 1996, at
  $.001 per share                    -0-       -0-      1,350,000       1,350           -0-          -0-         -0-
Sale of preferred stock
  on June 15, 1996, at
  $1,000 per share                   30    30,000              -0-         -0-          -0-          -0-         -0-
Sale of common stock on
  July 16, 1996, at
  $1.50 per share                    -0-       -0-         10,000          10       14,990           -0-         -0-
Conversion of preferred
  stock on August 12, 1996         (100) (100,000)         66,667          66       99,934           -0-         -0-
Sale of common stock on
  September 1, 1996 at
  $3.00 per share                    -0-       -0-         41,667          42      124,958           -0-         -0-
Sale of common stock on
  September 15,1996, at
  $1.50 per share                    -0-       -0-         10,000          10       14,990           -0-         -0-
Sale of common stock on
  September 30,1996, at
  $3.00 per share                    -0-       -0-         41,667          42      124,958           -0-         -0-
Net loss for year ended
  December 31,1996                   -0-       -0-             -0-         -0-          -0-    (406,818)         -0-
                                  -------   -------   ------------   --------- ------------   -----------   ---------
Balance at December 31, 1996        130   130,000      25,257,965      25,258   10,497,425   (3,428,196)         -0-
Stock issued for services
  in September, 1997                 -0-       -0-        150,000         150           -0-          -0-         -0-
Net loss for year ended
  December 31, 1997                  -0-       -0-             -0-         -0-          -0-    (256,769)         -0-
                                  -------   -------   ------------   --------- ------------   -----------   ---------
Balance at December 31, 1997        130  $130,000      25,407,965    $ 25,408  $10,497,425  $(3,684,965)     $   -0-
                                  ======= =========   ============   ========= ============  ============   =========





                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                   Years ended December 31, 1997 and 1996 and
              the period January 1, 1992 through December 31, 1997

                                                                 Cumulative from
                                                                   Jan. 1, 1992
                                                                     through
                                           1997          1996      Dec. 31, 1997
                                          ------        ------    --------------
Cash flows from operating
  activities
      Net loss                          $ (256,769)   $(406,818)   $ (1,212,974)
      Adjustments to reconcile
        net loss to net cash used
        by operating activities
           Depreciation and amortization     7,407        7,407          20,784
           Recognition of deferred
             income                             -0-          -0-       (100,000)
           Assumption of assets and
             liabilities by President
             of Company                         -0-          -0-         55,949
           Issuance of stock in payment
               of accrued liabilities and
               cash advances                   150           -0-        112,000
           Decrease in accounts, other
             and notes receivable               -0-          -0-        150,000
           Decrease in other assets         80,665           -0-        318,165
           Increase (decrease) in
             accounts payable and
             related party advances        (11,255)      95,613         (53,660)
           Increase (decrease) in
             accrued expenses              117,352        1,996         118,026
                                         ----------    ---------      ----------
Net cash used by operating
    activities                             (62,450)    (305,794)       (591,710)



                                   (Continued)
                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                   Years ended December 31, 1997 and 1996 and
              the period January 1, 1992 through December 31, 1997
                                   (Continued)
                                                                 Cumulative from
                                                                  Jan. 1, 1992
                                                                    through
                                             1997        1996     Dec. 31, 1997
                                            ------      ------   ---------------
Cash flows from investing activities
      Proceeds from sale of property
        and equipment                          -0-        -0-           1,052
      Proceeds from sale of
        marketable securities                  -0-        -0-             626
      Payments for marketable
        securities                             -0-        -0-            (391)
      Advances made                            -0-  (109,995)        (109,995)
      Deposits made                            -0-   (57,316)         (57,316)
                                          --------  ----------     ------------
Net cash provided by
        investing activities                   -0-  (167,311)        (166,024)
Cash flows from financing activities
      Proceeds from notes payable          50,000     80,077          200,077
      Proceeds from preferred stock
       issuance                                -0-   230,000          230,000
      Proceeds from common stock
        Issuance                               -0-   280,000          298,750
      Payments on notes payable, long-
        term debt, and capital lease
        obligations                            -0- (101,077)         (106,077)
                                          --------- ---------      ------------
Net cash provided by financing
      Activities                           50,000   489,000           627,750
                                          --------- ---------      ------------
Increase (decrease) in cash               (12,450)   15,895          (129,984)
Cash at beginning of year                  16,046       151           133,580
                                          --------- ---------      ------------
Cash at end of year                        $3,596  $ 16,046         $   3,596
                                          ========= =========      ============
Supplemental disclosure of cash
      flow information
        Cash paid during the year for
        Interest                            $569   $ 11,233         $  35,815
        Income taxes                     $    -0-  $     -0-        $      -0-





                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

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

     The Company was organized under the laws of the State of Nevada as 10 Minute Pit Stop USA, Inc. in April, 1987. On April 30, 1987, the Company merged with Value Funding Corporation, a public corporation, and the
     Company was designated as the surviving corporation. Value Funding Corporation also owned a subsidiary, 6 Minute Pit Stop USA, Inc. The name of the Company was changed in April 1990 to Pit Stop Auto Centers, Inc., in September 1995 to Resources of the Pacific Corporation, then in May 1996 to Semper Resources Corporation. The Company's subsidiary, 6 Minute Pit Stop USA, Inc., filed for Chapter 7 bankruptcy in 1988. The Company acquired a controlling interest in Grease N' Go International, Inc., during 1987. During 1991, the Company disposed of its entire interest in Grease N' Go International, Inc. The Company is currently considered a development stage company as defined in SFAS No. 7. The Company reentered the development stage during 1992 after disposing of all its operations during 1991 (see
     Note 10). The Company currently has no operations, and is considering whether to sell or otherwise dispose of the joint venture timber concessions it acquired in 1995 (see Note 13).

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

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

1.   Summary of Significant Accounting Policies (Continued)
     ------------------------------------------
     Loss per share
     --------------
     The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period presented giving retroactive effect to the 1 for 20 reverse stock split. Common stock equivalents were not included in the earnings per share computation as their effect was antidilutive.

     Statement of cash flows
     -----------------------
     For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

2.   Acquisition
     -----------
     On September 7, 1996, the Company acquired all of the outstanding common stock of Resources of the Pacific, Inc. in exchange for 22,219,000 shares of the Company's common stock. The acquisition has been accounted for using the purchase method and accordingly, the accompanying consolidated financial statements reflect this transaction at the date of acquisition.

3.   Property and Equipment
     ----------------------
     At December 31, 1997 and 1996 property and equipment consisted entirely of office equipment at a cost of $2,000. Accumulated depreciation was $2,000 at December 31, 1997 and 1996. Depreciation expense for the years ended December 31, 1997 and 1996 was recorded in the amount of $-0- and $-0-respectively.

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

4.   Income Taxes
     ------------
     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

     The Company has available at December 31, 1997 unused net operating loss carryforwards of approximately $3,450,000 which may be applied against future taxable income and which expire in various years beginning in 2005 through 2012. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax benefit of the loss carryforwards. The change in the valuation allowance is equal to the tax benefit of the current period's net loss.

5.   Related Party Transactions
     --------------------------
     At December 31, 1997 and 1996 the Company owed $4,290 and $4,100 for advances from related parties.

     The Company made various issuances of common stock to related parties from 1992 to 1996 (see Note 8).

     The Company entered into a financing agreement with International Bell, Inc. (Bell), a stockholder, on September 7, 1995. At December 31, 1997 and 1996 the unpaid balances were $50,000 and $50,000, respectively.

     On January 14, 1992, $200,000 was loaned to the Company from an investment group comprised of an independent investment firm, the wife of the president of the Company, and the Company's legal counsel. The loan was repaid on May 21, 1992 with $145,188, $67,471 and $10,354 being paid to the investment firm, the wife of the president of the Company and the Company's legal counsel, respectively. As part of the loan agreement, the Company issued its

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

5.   Related Party Transactions (Continued)
     --------------------------
     treasury stock to the investment group with 16,250 shares being issued to the investment firm, 7,500 shares issued to the wife of the president of the Company, and 1,250 shares issued to the Company's legal counsel.

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

6.   Going Concern
     -------------
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses of $256,769 and $406,818 for the years ended December 31, 1997 and 1996 and has not yet established profitable operations. This raises substantial doubt about the ability of the Company to continue as a going concern.

7.   Notes Payable
     -------------
                                                  1997     1996
                                                  ----     -----
        Note payable to International Bell,
        Inc., a stockholder, bearing interest
        at twelve percent, payable on demand     $50,000   $50,000
                                                 =======   =======
        Note payable, unsecured, bearing
        interest at twelve percent, due and
        payable March 19, 1998 (see Note 17)     $50,000   $    -0-
                                                 =======   =======

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

8.   Capital Stock
     --------------
     On May 17, 1996, the Company filed amended and restated Articles of Incorporation increasing the authorized common shares from 25,000,000 to 100,000,000, changing the common stock par value from $.005 to $.001 per share and authorizing 100,000 shares of preferred stock with a par value of $.001 per share. The financial statements reflect the change in the common stock par value.

     On May 17, 1996, the Company also designated 15,000 shares of Preferred Stock, par value $.001 per share, as Series A 12% Convertible Preferred Stock. Holders of Series A stock are entitled to a dividend of $120 per share per year, payable semi-annually in cash or in stock (at $1.50 per share), at the Company's option, on November 15 and May 15 of each year. Series A stock has a liquidation preference equal to $1,000 per share, are non-voting shares, and are subject to redemption, at the option of the Company, at any time after December 31,1997 at $1,000 per share plus any accrued dividends. Holders of Series A stock have the option to convert each share held into 667 shares of common stock on or before January 31, 1998. At December 31, 1997 and 1996 dividends in arrears were $27,788 and $12,188 respectively.

     Public offering
     ---------------
     On July 31, 1990, the Company successfully completed a public offering of 400,000 units for $10 per unit. Each unit consisted of two shares of common stock and one common stock purchase warrant, which when exercised, will entitle the holder to purchase one share of the Company's common stock for $7.50 per share. Commencing March 31, 1991, the exercise price of the warrants was reduced to $3.50 per share. The warrants may be exercised at any time from July 31, 1991 through July 31, 1997. No stock warrants were exercised.

     Related party stock transactions
     --------------------------------
     In January 1997, the Board of Directors awarded the Company's President warrants to purchase 50,000 shares of common stock at an exercise price of $2.00 per share. The warrants may be exercised at any time over a five year period.

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

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

     Related party stock transactions (continued)
     --------------------------------
     On February 7, 1994, the Company issued to a corporation owned by the Company's President 300,000 shares of common stock valued at $.0533 per share, for payment of advances in the amount of $4,000, and for consulting services rendered valued at $12,000. On September 1, 1994, the Company issued 580,000 shares of common stock valued at $.05 per share to an officer and director for payment of advances in the amount of $19,000 and for consulting services rendered valued at $10,000.

     On June 18, 1993, the Company issued to an officer and director 600,000 shares of common stock valued at $.125 per share for services rendered valued at $75,000.

     In March, 1992, the Company issued to an officer and director 300,000 shares of common stock valued at $.0625 per share for $18,750 cash.

9.   Non-cash investing and financing activities
     -------------------------------------------
     For the year ended December 31, 1997:

     The Company issued 150,000 shares of its common stock valued at $.001 per share in payment for certain consulting services.

     For the year ended December 31, 1996:

     The Company issued 1,350,000 shares of its common stock valued at $.001 per share to acquire all the rights, title, and interest in a Marketing Contract associated with the joint venture timber concessions acquired in 1995.

     The Company issued 66,667 shares of its common stock valued at $1.50 per share in a conversion of 100 shares of Series A 12% convertible preferred stock.

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996


10.  Development Stage Activity
     --------------------------
     The Company was previously involved in the operation of car service centers. In December of 1991 all remaining property, inventories and other assets used in the operations of the service centers were sold. During 1992, the Company reentered the development stage because it no longer had any planned principal operations. The sole business activity of the Company has been to acquire financing to develop the timber concessions it acquired in 1995.

11.  Commitments and Contingencies
     -----------------------------
     During September, 1992, Kay & Kay Associates, an environmental consulting firm retained by the Company for the clean-up of a center in Oklahoma City, filed suit against the Company for nonpayment for their services. The total amount of their suit approximates $18,000. In May 1996, this suit was settled and payment of approximately $18,000 was made. This expense has been included in the financial statements as an operating expense.

     A claim against the Company was settled on March 8, 1993. The dispute involved a claim by B & K Fleet Supply, Inc. for unpaid materials and supplies delivered to the Company. The Company did not oppose their claim and an arbitration award of approximately $10,000 with costs and attorney fees included was granted. The $10,000 judgment has been accrued and is included in accounts payable. As of December 31, 1997, the amount owed had not been paid.

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

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

12.  Stock Option Plan
     -----------------
     The Company has a stock option plan. Under the plan, non-qualified stock options may be granted to key employees, directors and executive officers designated by the Board of Directors (or a committee appointed by the Board), at exercise prices equal to at least 100% of the fair market value of the common stock on the date of grant. In addition to selecting the optionees, the Board (or such committee) determines the number of shares subject to each option and otherwise administers the Plan. There is a total of 105,000 shares reserved for this stock option plan. At December 31, 1997, 55,000 shares remained available to be granted.

     Pursuant to the stock option plan, an Incentive Stock Option was granted on January 30, 1991 to the President of the Company, to purchase 50,000 shares of common stock. The exercise period is from January 30, 1992 to January 30, 1996, and the exercise price is $1.69 per share. At December 31, 1997 no options had been exercised.

     Not pursuant to the plan, the Company granted a stock option on January 30, 1991 to the President of the Company to purchase 50,000 shares of common stock. The exercise period is from January 30, 1992 to January 30, 1996, and the exercise price is $1.69 per share. At December 31, 1997, no options had been exercised.

13.  Joint Venture Timber Concessions
     --------------------------------
     On October 7, 1995, the Company acquired from Resources of the Pacific LTD. all of its rights, title and interest in certain joint venture timber concessions for the development of timber located in Fiji. The Company issued 1,350,000 shares of its common stock valued at $5.258 per share. The Company shall be entitled to sixty (60) percent of any profits from the operations of these joint ventures.

     The Company has not begun operation of these joint ventures and has no plans to do so. It has not fulfilled certain requirements of the agreement and is presently considering whether to sell or otherwise dispose of the concessions.

14.  Advances to Joint Venture Partners
     ----------------------------------
     During 1996, the Company made advances to its joint venture partners to cover certain expenses in the amount of $109,995. Some of these advances were for 1997 operating expenses and were expensed in 1997. The remaining advances of $79,330 will be repaid to the Company from the Joint Venture partners share of future operating profits.

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996


15.  Acquisition/Rescission
     ----------------------
     In April, 1992, the Company entered into an acquisition agreement wherein the Company issued 1,364,000 shares of common stock to acquire all of the issued and outstanding shares of Mountain View Benefits, Inc., making it a wholly owned subsidiary of the Company. In October, 1992, both companies agreed to terminate and abandon the acquisition agreement because the terms of the acquisition had not been completed.

16.  Forfeited Acquisition Deposits
     ------------------------------
     In September 1996, the Company entered into an Asset Purchase and Sale Agreement with Fremont Forest Products (Fremont) to purchase substantially all of the assets utilized by Fremont in the operation of a lumber and building products dock terminal business. A deposit of $100,000 was paid on execution of this agreement. The Company was unable to close the acquisition by the stipulated closing date in December 1996, and had to forfeit $80,000 of the deposit paid on execution of the agreement.

     In November 1996, the Company entered into a Purchase Agreement to acquire real property timber tracts located in Brazil and all related timber and harvesting rights. The Company paid the seller a $40,000 refundable deposit plus an additional $10,000 non refundable payment giving it the option to acquire additional tracts of land.

     In 1997, the Purchase Agreement was cancelled due to the seller's non-performance of certain obligations and the various options in the agreement expired. The $40,000 refundable deposit was determined to be uncollectible and the entire $50,000 deposit was written off in 1997.

17.  Subsequent Events
     -----------------
     In March 1998 the Company defaulted on the $50,000 in promissory notes it borrowed in 1997. Under the terms of the notes, the interest rate accelerated to 18% effective March 19, 1998. The lenders have made demand for payment but the Company has been unable to comply.