Form 10QSB
period 1998-03-31
SEMPER RESOURCES CORP
filed 2000-04-19
CIK 863139

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                         Commission File Number 0-18565

                          SEMPER RESOURCES CORPORATION
        (Exact name of small business issuer as specified in its charter)


              Nevada                                     93-0947570
--------------------------------            ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization

              11150 West Olympic Blvd., #810, Los Angeles, CA 90064
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 857-1166
                            -------------------------
                           (Issuer's telephone number)


                  (Former name, former address and former fiscal year if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No  X
                                                                      ----  ----

     As of April 15, 2000, there were 25,497,965 shares of the issuer's Common Stock, $.001 par value, outstanding.

                          SEMPER RESOURCES CORPORATION

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I -  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets as of March 31, 1998 and
           December 31, 1997.............................................    3

           Statements of Operations for the Three Months
           Ended March 31, 1998 and 1997.................................    4

           Statements of Cash Flows for the Three Months Ended March
           31, 1998 and 1997.............................................    5

           Notes to Financial Statements.................................    6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................    7

PART II - OTHER INFORMATION..............................................    7

SIGNATURES...............................................................    9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                                 BALANCE SHEETS

                                                      March 31, 1998      December 31, 1997
                                                    -----------------    -------------------

ASSETS
Current Assets:
Cash                                                          $1,408                $3,596
Advances                                                       6,842                     -
                                                    -----------------    ------------------
Total current assets:                                          8,250                 3,596
Property & equipment, net                                          0                     0
Other assets:
Advances to Joint Partners                                                          79,330
Deposits                                                           0                 7,316
Joint venture timber concessions                           7,098,948             7,098,948
Goodwill, net                                                 91,961                93,812
Other                                                          1,350                 1,350
                                                    -----------------    ------------------
Total other assets                                        $7,192,258            $7,280,756
                                                    -----------------    ------------------
Total assets                                              $7,200,509            $7,284,352
                                                    =================    ==================
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable                                             $98,273               $94,168
Accrued expenses                                             121,850               118,026
Advances from related parties                                  9,290                 4,290
Notes payable                                                 50,000                50,000
Notes payable to related parties                              50,000                50,000
                                                    -----------------    ------------------
Total current liabilities                                   $329,413              $316,484
Stockholders' equity
Series A 12% convertible preferred stock,
$.001 par value, 15,000 shares
authorized, 130 shares issued and outstanding,
stated at liquidation value                                  130,000               130,000
Common stock, $.001 par value, 100,000,000 shares
authorized, 25,407,915 issued and outstanding
Additional paid in capital                                    25,408                25,408
Accumulated deficit                                       10,557,385            10,557,385
Deficit accumulated during the development stage         (2,471,991)           (2,471,991)

                                                         (1,179,876)           (1,212,974)
                                                    -----------------    ------------------
Total stockholders' equity                           $     6,871,096       $     6,967,868
                                                    -----------------    ------------------
                                                     $     7,200,509       $     7,284,352
                                                    =================    ==================

                 See accompanying notes to financial statements

                          SEMPER RESOURCES CORPORATION
                             STATEMENT OF OPERATIONS

                                            Three Months Ended March 31,
                                   ---------------------------------------------
                                         1998                      1997
                                   ----------------          ----------------
Revenues
Sales                                              -                         -
Expenses:
Selling, general and administrative  $         4,880            $       35,560
Amortization and Depreciation                  1,852                     1,852
                                   ------------------        ------------------
Total expenses                       $         6,732            $       37,412
                                   ------------------        ------------------
Other income (expenses)
Interest expenses                            (3,395)                   (1,684)
Loss on discontinued operations             (86,646)                        0
                                   ------------------        ------------------
Net loss                             $      (96,773)            $     (39,096)
                                   ==================        ==================
Loss per share                       $         .004             $        .002
                                   ==================        ==================
Weighted average shares outstanding      25,407,965                25,257,965
                                   ==================        ==================

                 See accompanying notes to financial statements

                          SEMPER RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                        For the Three Months Ended March 31,
                                                       ---------------------------------------
                                                            1998                    1997
                                                       ---------------          --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $  (96,772)           $    (39,096)
Adjustments to reconcile net loss to net cash used
by operating activities:
Amortization
Write-off of discontinued operations                         1,852                   1,852
Changes in assets and liabilities:                          86,646                       0
Accounts payable and accrued liabilities
Other current assets                                         7,137                  23,133
                                                           (6,051)                       0
                                                    ---------------      ------------------
Net cash (used in) operating activities               $    (7,188)          $     (14,111)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances/Loan proceeds from related parties                  5,000                      25
                                                    ---------------      ------------------
Net cash provided (used) in financing                        5,000                      25
                                                    ---------------      ------------------
Net increase (decrease) in cash                       $    (2,188)           $    (14,086)
Cash and cash equivalents, at beginning of period            3,596                  16,046
                                                    ---------------      ------------------
Cash and cash equivalents, at end of period            $     1,408         $         1,960
                                                    ===============      ==================

                 See accompanying notes to financial statements

                          SEMPER RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

     Results of operations for the three months ended March 31, 1998 and 1997, are not necessarily indicative of results to be achieved for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     There were no revenues for the three months ended March 31, 1998 or March 31, 1997 as the sole business activity of the Company was its search for a business to acquire and the acquisition of certain timber concessions and the planning for their development.

     Operating expenses increased by $57,677 or 148% to $96,773 from $39,096 for the three months ended March 31, 1997. This increase is the result of an increase in general and administrative expenses of $30,680 and a loss from discontinued operations of $86,646 which were partially offset by a decrease of $1,711 in interest expenses.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of stock and loans from its shareholders. As of March 31, 1998, the Company had a cash balance of $1,408 and a deficit working capital of $321,163. This compares with cash of $1,960 and a deficit in working capital of $181,585 for the corresponding period of the prior year.

     Net cash used in operating activities decreased to $7,188 from $14,111 for the three months ended March 31, 1998 and 1997, respectively. The decrease in cash used in operations resulted from an increase in the net operating loss which was substantially offset by a non-cash charge for the write-off of discontinued operations and charges in current accounts.

     Net cash provided by financing activities increased to $5,000 from $25 for the three months ended March 31, 1998 and 1997, respectively. This increase is attributable to an increase in shareholder loans.

     As of March 31, 1998, the Company had a demand loan payable to a shareholder of $50,000, and a demand loan payable to a third party of $50,000, plus advances from shareholders of $9,290.

     The Company has experienced significant operating losses throughout its history, and the acquisition of Resources of the Pacific, Inc. will acquire substantial funds for the development of its business. Therefore, the Company's ability to survive is dependent on its ability to raise capital through the issuance of stock or borrowing of additional funds. Without the success of one of these options, the Company will not have sufficient cash to satisfy its working capital and investment requirements for the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          1.   27.1 Financial Data Schedule

     b.   Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                 SEMPER RESOURCES CORPORATION

                                 /s/ Robert A. Dietrich
                                 ----------------------------------
                                 Robert A. Dietrich, President and
                                 Chief Executive Officer
April 18, 2000



                                /s/ John H. Brebbia
                                -----------------------------------
                                John H. Brebbia, Chief Financial Officer
April 18, 2000