Form 10QSB
period 1998-06-30
SEMPER RESOURCES CORP
filed 2000-04-19
CIK 863139

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                         Commission File Number 0-18565

                          SEMPER RESOURCES CORPORATION
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                      93-0947570
-------------------------------              -----------------------------------
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

                          SEMPER RESOURCES CORPORATION

                                      INDEX

                                                                          Page
                                                                          Number
                                                                         -------

PART I -  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets as of June 30, 1998 and
           December 31, 1997.............................................  3

           Statements of Operations for the Three Months and
           Six Months Ended June 30, 1998 and 1997.......................  4

           Statements of Cash Flows for the Six Months Ended June
           30, 1998 and 1997.............................................  5

           Notes to Financial Statements.................................  6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................  7

PART II - OTHER INFORMATION..............................................  8

SIGNATURES...............................................................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                                 BALANCE SHEETS

                                                      June 30, 1998       December 31, 1997
                                                    ------------------    -------------------

ASSETS
Current Assets:
Cash                                               $         1,392           $       1,380
Advances                                                    11,117
Total current assets:                                       12,509           $       1,380
Property & Equipment, net                                        0                       0
Other assets:
Joint venture timber concessions                         7,098,948               7,098,948
Goodwill, net                                               89,491                  86,405
            Other                                            1,350                   1,350
                                                  -----------------    --------------------
Total other assets                                 $     7,189,789            $  7,185,353
                                                  -----------------    --------------------
Total assets                                       $     7,202,298            $  7,186,733
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable                                   $        99,554            $    102,657
Accrued expenses                                           126,822                 133,105
Advances from related parties                               14,290                  14,323
Notes payable                                               50,000                  50,000
Notes payable to related parties                            50,000                  50,000
                                                  -----------------    --------------------
Total current liabilities                          $       340,666            $    350,085
Stockholders' equity
Series A 12% convertible preferred stock,
$.001 par value, 15,000 shares authorized,
130 shares issued and outstanding, stated at
liquidation value
Common stock, $.001 par value, 100,000,000
shares                                             $       130,000            $     70,000
authorized, 25,407,965 issued and outstanding
Additional paid in capital
Accumulated deficit                                         25,408                  25,498
Deficit accumulated during the development stage        10,497,425              10,557,385
                                                        (2,471,991)             (2,471,991)

                                                        (1,189,339)              1,344,244)
                                                  -----------------    --------------------
Total stockholders' equity                        $      6,861,633            $  6,836,244
Total liabilities and stockholders' equity        $      7,202,298            $  7,186,733
                                                  =================    ====================

                 See accompanying notes to financial statements

                          SEMPER RESOURCES CORPORATION
                             STATEMENT OF OPERATIONS

                                          Three Months Ended June 30,                    Six Months Ended
                                                                                             June 30,
                                       --------------------------------     -----------------------------------
                                            1998                1997                 1998                1997
                                       --------------    --------------     ---------------     ---------------

Revenues
Sales                                              0                 0                   0                   0
                                       --------------    --------------     ---------------     ---------------
Expenses:
Selling, general and administrative
Amortization and Depreciation           $      1,659       $    32,225       $       6,539          $  138,057
                                               2,459             1,851               4,321               3,704
                                       --------------    --------------     ---------------     ---------------
Total expenses                          $      4,128       $    34,077       $      10,860          $  141,761
Other income (expenses)
Interest expenses                             (5,334)           (1,652)             (8,729)             (5,187)
       Loss on discontinued operations
                                                   0                 0             (86,645)                  0
                                       --------------    --------------     ---------------     ---------------
Net loss                                $     (9,462)      $   (35,729)      $    (106,234)        $  (146,948)
                                       ==============    ==============     ===============     ===============
Loss per share                          $       .001       $      .001       $        .004         $      .006
                                       ==============    ==============     ===============     ===============
Weighted average shares outstanding
                                          25,497,965        25,257,965          25,497,965          24,412,974
                                       ==============    ==============     ===============     ===============

                 See accompanying notes to financial statements

                          SEMPER RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                         Six Months Ended June 30,
                                                        1998                   1997
                                                     -----------            ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(106,234)            $(74,825)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization                                              4,321                3,704
Changes in assets and liabilities:
Accounts payable and other accrued liabilities           14,181               56,418
Other assets (increase)                                  75,528                    0
                                                   --------------       --------------
Net cash (used in) operating activities              $  (12,204)            $(14,703)
                                                   --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock                           0                    0
Proceeds from sales of preferred stock                        0                    0
Advances/Loan proceeds from related parties              10,000                   65
                                                   --------------       --------------
Net cash provided (used) in financing                    10,000                   65
                                                   --------------       --------------
Net increase (decrease) in cash                     $    (2,204)            $(14,638)
Cash and cash equivalents, at beginning of period         3,596               16,637
                                                   --------------       --------------
Cash and cash equivalents, at end of period         $     1,392             $  1,408
                                                   ==============       ==============


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

     Results of operations for the three months and six months ended June 30, 1998 and 1997, are not necessarily indicative of results to be achieved for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended June 30

     There were no revenues for either the three months ended June 30, 1998 or June 30, 1997 as the sole business activity of the Company was its search for a business to acquire and the acquisition of certain timber concessions and the planning for their development.

     Operating expenses decreased by $26,267 or 73.5% to $9,462 from $35,729 for the three months ended June 30, 1998. This decrease is the result of a reduction in general and administrative costs of $30,566 which was partially offset by an increase in amortization of $618 and interest expense of $3,682.

Six Months Ended June 30

     There were no revenues for either the six months ended June 30, 1998 or June 30, 1997 as the sole business activity of the Company was its search for a business to acquire and the acquisition of certain timber concessions and the planning for their development.

     Operating expenses decreased by $40,734 or 27.7% to $106,234 from $146,948 for the six months ended June 30, 1997. This decrease is the result of a reduction in general and administrative costs of $131,518 which was partially offset by an increase in amortization of $617, in interest expense of $3,542 and a write off for discontinued operations of $86,645.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of stock and loans from its shareholders. As of June 30, 1998, the Company had a cash balance of $1,392 and a working capital deficit of $328,157. This compares with cash of $1,408 and a working capital deficit of $215,462 for the corresponding period of the prior year.

     Net cash used in operating activities decreased to $12,204 from $14,702 for the six months ended June 30, 1998 and 1997, respectively. The decrease in cash used in operations resulted from an increases net operating loss that was partially offset by charges in current accounts.

     Net cash provided by financing activities increased to $10,000 from $65 for the six months ended June 30, 1998 and 1997, respectively. This increase is attributable to an increase in advances from a shareholder.

     At June 30, 1999, the Company had a demand loan payable to a shareholder of $50,000; a demand loan payable to a third party of $50,000 and advances form shareholders of $14,290.

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


                                        SEMPER RESOURCES CORPORATION

                                        /s/ Robert A. Dietrich
                                        ----------------------------------------
                                        Robert A. Dietrich, President and
                                        Chief Executive Officer
April 18, 2000



                                        /s/ John H. Brebbia
                                        ----------------------------------------
                                        John H. Brebbia, Chief Financial Officer
April 18, 2000