Form 10QSB
period 1998-09-30
SEMPER RESOURCES CORP
filed 2000-04-19
CIK 863139

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                         Commission File Number 0-18565

                          SEMPER RESOURCES CORPORATION
         ---------------------------------------------------------------
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

                                 (949) 857-1166
                           ---------------------------
                           (Issuer's telephone number)


             (Former name, former address and former fiscal year if
                           changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes   No   X
                                                                      ---   ----

     As of April 15, 2000, there were 25,497,965 shares of the issuer's Common Stock, $.001 par value, outstanding.

                          SEMPER RESOURCES CORPORATION

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------

PART I -  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets as of September 30, 1998 and
           December 31, 1997..............................................  3

           Statements of Operations for the Three Months and
           Nine Months Ended September 30, 1998 and 1997..................  4

           Statements of Cash Flows for the Nine Months Ended September
           30, 1998 and 1997..............................................  5

           Notes to Financial Statements..................................  6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  7

PART II - OTHER INFORMATION...............................................  7

SIGNATURES................................................................  8

                         PART I - FINANCIAL INFORMATION
ITEM 1.  -  FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                                 BALANCE SHEETS

                                              September 30, 1998        December 31, 1997
                                             ----------------------  -----------------------

ASSETS
Current Assets:
Cash                                                       $1,395                  $3,596
Advances                                                   11,097                       -
                                             ---------------------    --------------------
Total current assets:                                      12,492                   3,596
Property & equipment, net                                       0                       0
Other assets:
Advances to Joint Venture Partners                                                 79,330
Deposits                                                                            7,316
Joint venture timber concessions                        7,098,948               7,098,948
Goodwill, net                                              87,640                  93,812
Other                                                       1,350                   1,350
                                             ---------------------    --------------------
Total other assets                                     $7,187,938              $7,280,756
                                             ---------------------    --------------------
Total assets                                           $7,200,429              $7,284,352
                                             =====================    ====================
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable                                         $100,795                 $94,168
Accrued expenses                                          130,602                 118,026
Advances from related parties                              14,323                   4,290
Notes payable                                              50,000                  50,000
Notes payable to related parties                           50,000                  50,000
                                             ---------------------    --------------------
Total current liabilities                                $345,720                $316,484
Stockholders' equity
Series A 12% convertible preferred stock,
$.001 par value, 15,000 shares
authorized, 130 shares issued and outstanding,
stated at liquidation value                             $130,000                $130,000
Common stock, $.001 par value, 100,000,000 shares
authorized, 25,407,965 issued and outstanding at
September 30, 1997 and December 31, 1996
Additional paid in capital
Accumulated deficit                                       25,408                  25,408
Deficit accumulated during the development stage      10,497,425              10,497,425
                                                      (2,471,991)             (2,471,991)

                                                      (1,196,263)             (1,212,974)
                                              ---------------------    --------------------
Total stockholders' equity                            $6,854,709              $6,967,868
                                              ---------------------    --------------------
                                                      $7,200,429              $7,284,352
                                              =====================    ====================


                 See accompanying notes to financial statements

                          SEMPER RESOURCES CORPORATION
                             STATEMENT OF OPERATIONS

                                                 Three Months Ended September 30,        Nine Months Ended September 30,
                                               -------------------------------------    -----------------------------------
                                                     1998                1997                1998                1997
                                               -----------------    ----------------    ---------------     ---------------

Revenues
Sales                                            $            -         $         -        $         -        $         -
Expenses:
Selling, general and administrative
Amortization and Depreciation                    $        1,051         $    44,746        $     7,589        $   227,813
                                                          1,852               1,852              6,173              5,555
                                               -----------------    ----------------    ---------------     ---------------
Total expenses                                   $        2,903         $    46,598        $    13,762        $   233,368
                                               -----------------    ----------------    ---------------     ---------------
Other income (expenses)
Interest expenses                                        (4,023)             (1,964)           (12,751)            (8,214)
Loss on discontinued operations                               0                   0            (86,646)                 0
                                               -----------------    ----------------    ---------------     ---------------
Net loss                                         $       (6,924)        $   (48,562)       $  (113,159)       $  (241,582)
                                               =================    ================    ===============     ===============
Loss per share                                   $         .001         $      .002        $      .004        $      .009
                                               =================    ================    ===============     ===============
Weighted average shares outstanding
                                                     25,497,965          23,358,600         25,497,965         25,087,964
                                               =================    ================    ===============     ===============

                 See accompanying notes to financial statements

                          SEMPER RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended September 30,
                                                   -------------------------------------
                                                       1998                     1997
                                                   -------------             -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(113,160)        $   (123,387)
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization                                                6,173                5,556
Changes in assets and liabilities:
Accounts payable and accrued liabilities                   19,204               69,715
Other assets (increase)                                    75,549                    0
                                                  ----------------   ------------------
Net cash (used in) operating activities               $  (12,234)        $     (48,116)
                                                  ================   ==================
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock                             0                  100
Proceeds from sales of preferred stock                          0               50,265
Loan proceeds - related party                              10,033                    0
                                                  ----------------   ------------------
Net cash provided by (used in) financing                   10,033               50,365
                                                  ----------------   ------------------
Net increase (decrease) in cash                    $      (2,201)        $       2,149
Cash and cash equivalents, at beginning of period           3,596               16,046
                                                  ----------------   ------------------
Cash and cash equivalents, at end of period       $         1,395        $      18,195
                                                  ================   ==================

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

     Results of operations for the three months and nine months ended September 30, 1998 and 1997, are not necessarily indicative of results to be achieved for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     There were no revenues for either the three months or nine months ended September 30, 1998 or September 30, 1997 as the sole business activity of the Company was its search for a business to acquire and the acquisition of certain timber concessions and the planning for their development.

THREE MONTHS ENDED SEPTEMBER 30

     Operating expenses increased by $41,638 or 85.7% to $6,924 from $48,562 for the three months ended September 30, 1997. This decrease is the result of a decrease in general and administrative expenses of $43,695 which was partially offset by an increase in interest expense of $2,059.

NINE MONTHS ENDED SEPTEMBER 30

     Operating expenses for the nine months ended September 30, 1998 decreased by $128,423 or 53.2% to $113,159 from $241,582 for the corresponding period of the prior year. The decrease is attributable to a reduction of $220,224 in general and administrative expenses which was partially offset by an increase of $618 in amortization, $4,537 in interest expense and a loss on discontinued operations of $86,646.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of stock and loans from its shareholders. As of September 30, 1998, the Company had a cash balance of $1,395 and a working capital deficit of $333,228. This compares with cash of $18,195 and a working capital deficit of $262,072.

     Net cash used in operating activities decreased to $12,234 from $48,116 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in cash used in operations resulted from a reduced net operating loss which was partially offset by a non-cash charge for discontinued operations and a net increase in the current accounts.

     Net cash provided by financing activities decreased to $10,033 from $50,365 for the nine months ended September 30, 1998 and 1997, respectively. This decrease is attributable to reduced loan proceeds which was partially offset by a loan from a related party.

     As of September 30, 1999, the Company had a demand loan payable to a shareholder of $50,000, a demand loan to a non-related third party of $50,000 and advances from shareholders of $14,323.

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