Form 10KSB
period 1998-12-31
SEMPER RESOURCES CORP
filed 2000-04-19
CIK 863139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            Annual report under section 13 or 15(d) of the Securities
                 Exchange Act of 1934 for the fiscal year ended
                                December 31, 1998

                         Commission file number: 0-18565

                          SEMPER RESOURCES CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its Charter)

          Nevada                                        93-0947570
----------------------------                 -----------------------------------
(State or other jurisdiction                (IRS Employer Identification Number)
 of incorporation)


              11150 West Olympic Blvd., #810, Los Angeles, CA 90064
              -----------------------------------------------------
                    (Address of Principal Executive Offices)
                  Registrant's Telephone Number: (949) 857-1166

                      RESOURCES OF THE PACIFIC CORPORATION
                      ------------------------------------
                         (Former Name of the Registrant)

Securities to be registered under Section 12(b) of the Act:

         Title of Each Class           Name of each exchange on which registered
         --------------------          -----------------------------------------
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
Yes:   No:  X
    ---   ----

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

     Transitional Small Business Disclosure Format (Check One): Yes   No   X
                                                                   ---   -----

                                TABLE OF CONTENTS

                                                                         Page
                                                                        -------

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS................................   3
         ITEM 2.  DESCRIPTION OF PROPERTIES..............................   4
         ITEM 3.  LEGAL PROCEEDINGS .....................................   4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS....................................   4

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS............................   4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS...................   5
         ITEM 7.  FINANCIAL STATEMENTS...................................   5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.................   5

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  ECTION 16(a) OF THE EXCHANGE ACT........................  5
         ITEM 10. EXECUTIVE
                  COMPENSATION............................................  6
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT...................................  6
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS............................................  7
         ITEM 13. EXHIBITS AND REPORTS OF FORM
                  8-K.....................................................  7

                  SIGNATURES..............................................  9

                  FINANCIAL STATEMENTS....................................F-1

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

RESULTS OF OPERATIONS

The Company received no revenue in either the calendar year ended December 31, 1998, or the calendar year ended December 31, 1997. The Company has a net loss of $131,270 in calendar 1998 principally as a result of the write off of discontinued operations of $87,996, interest expense of $15,616 and operating expenses of $27,658 from expenses incurred in maintaining the Company. This compares with a net loss of $256,769 in calendar year 1997 from the forfeiture of certain acquisition costs $(50,000) interest expenses of $8,312, amortization of $7,407 and general and administrative cost of $191,050 principally from personnel costs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had cash of $1,380 and a working capital deficit of $348,705. This compares with cash of $3,596 and a working capital deficit of $312,888 as of December 31, 1997.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following are the Officers and Directors of the Company as of December 31, 1998:

     Name                    Age           Position Held with Company
   --------                 -----         -----------------------------
Robert A. Dietrich           54       President, CEO, Treasurer and Director
John B. Brebbia              59       Secretary and Director
Ray Besharaty                60       Managing Director (Fiji) and Director
Wayne Walters                51       Director

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

ITEM 10.  EXECUTIVE COMPENSATION

During fiscal 1998 and fiscal 1997, no officer or director was paid more than $100,000.

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

                                                            Percentage of Shares
  Name and Address of Beneficial   Shares of Common Stock     of Common Stock
            Owner                   Beneficially Owned (1)   Beneficially Owned
---------------------------------  -----------------------  --------------------
International Bell, Inc.                 12,569,000                   49.6%
Carol S. Lewis                            9,170,000                   35.2%
Robert A. Dietrich                          100,000 (1)              0.004%
Ray Besharaty                               790,048                    3.1%
John H. Brebbia                                   0                      0%
Wayne M. Walters                             57,143                  0.002%
                                         ----------               ----------
All executive officers and
directors as a group (4 persons)            947,191                    3.3%
                                         ==========               ==========

(1)  Five year stock options exercisable at $2.00 per share.

(C)  CHANGE IN CONTROL

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     International Bell, Inc., the Company's largest shareholder, has loaned the Company $50,000 in the form of a 12% per annum promissory note, payable on demand. Interest on the loan has been accrued but unpaid as of December 31, 1998. International Bell, Inc. and Ms. Lewis have made cash advances to the Company totaling $14,323.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this Form 10-KSB at the page indicated.
                                                                    Page Number
                                                                   -------------

(a)  (i) Financial Statements

         Auditor's Report as of April 18, 2000.......................        F-1

         Consolidated Balance Sheets - December 31, 1998 and 1997....        F-2

         Consolidated Statement of Operations - For the years ended
            December 31, 1998 and 1997...............................        F-3

         Statement of Shareholder's Equity - For the years ended
            December 31, 1998 and 1997...............................        F-4

         Statement of Cash Flows - For the years ended December 31,
            1998 and 1997............................................        F-5

         Consolidated Notes to Financial Statements.................. F-6 - F-10

(a)  (ii)  Consolidated Schedules - None.

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)  (iii)  Exhibits

                                                                                       Sequential Page
 Number                                    Description                                      Number
---------                                 --------------                              -----------------

2.2          Acquisition Agreement dated September 7, 1996 between Resources of the Pacific Corporation and the shareholders of Resources of the
             Pacific, Inc.                                                                  **
3.1          Arcticles of Incorporation of Resources of the Pacific Corporation,
             as amended - incorporated by reference to the exhibits filed with
             the Company's current reporton Form 8-K dated July 28, 1995                     *
3.2          Bylaws of Resources of the Pacific Corporation, as amended -
             incorporated by reference to the exhibits filed with the Company's
             Form 8-A.                                                                       *
10.4         Acquisition Agreement dated April 1, 1996 between Resources of the
             Pacific Corporation and Resources of the Pacific Ltd.                          **
10.5         Agreement dated September 7, 1995 between Resources of the Pacific
             Corporation and International Bell, Inc.                                       **
10.6         Amendment to Agreement dated September 7, 1995 between Resources of
             the Pacific Corporation and International Bell, Inc.                           **
10.7         Agreement dated March 12, 1996 between Resources of the Pacific
             Corporation and International Bell, Inc.                                       **
10.9         Amendment to Acquisition Agreement between Resources of the Pacific
             Corporation and the Shareholders of Resources of the Pacific, Inc.             **
10.10        Definitive Agreement between Semper Resources Corporation and the
             Romanian Joint Venture                                                         **
21           Subsidiaries of the Registrant                                                 **
27.1         Financial Data Schedule


------------------


*    Incorporated by reference pursuant to Exchange Act Rule 12b-23.

**   Incorporated by reference from previous filings.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SEMPER RESOURCES CORP.


Dated: April 18, 2000                 By:/s/ Robert Dietrich
                                        ----------------------------------
                                      ROBERT A. DIETRICH,
                                      President, Chief Executive Officer,
                                      Treasurer and Director


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

                          SEMPER RESOURCES CORPORATION

                   Index to Consolidated Financial Statements


                                                                          Page
                                                                         ------

Report of Independent Public Accountants                                     F-1

Consolidated Balance Sheets as of December 31, 1998 and 1997           F-2 - F-3

Consolidated Statements of Operations for the Years Ended
 December 31, 1998 and 1997                                                  F-4

Consolidated Statement of Stockholders' Equity                               F-5

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1998 and 1997                                            F-6 - F-7

Notes to Financial Statements                                         F-8 - F-17

                          SWART BAUMRUK & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                                717 E. OAK STREET
                            KISSIMMEE, FLORIDA 34744
                                 (407) 847-7466
                               FAX (407) 847-6641



                           Independent Auditors Report
                           ---------------------------


Board of Directors and Stockholders
Semper Resources Corporation

We have audited the accompanying consolidated balance sheets of Semper Resources Corporation (a development stage company) and its subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the cumulative period from January 1, 1992 through December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Semper Resources Corporation as of December 31, 1994 were audited by other auditors whose report dated April 5, 1995 expressed an unqualified opinion including an explanatory paragraph stating a concern about the Company continuing as a going concern. The financial statements of Semper Resources Corporation as of December 31, 1993 and 1992 were audited by other auditors whose report dated October 16, 1994 expressed an unqualified opinion including an explanatory paragraph stating a concern about the Company continuing as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Semper Resources Corporation and its subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended and for the cumulative period from January 1, 1992 through December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, Note 7, and
Note 13 to the financial statements, the Company has suffered recurring losses from operations and has been unable to meet its obligations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




April 18, 2000

Kissimmee, Florida

                          Semper Resources Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                           December 31, 1998 and 1997

                                     Assets

                                                       1998              1997
                                                      ------            ------
Current assets
      Cash                                          $   1,380         $   3,596
Property and equipment, net                                 0                 0
Other assets
      Advances to joint venture partners                    0            79,330
      Deposits                                              0             7,316
      Joint venture timber concessions              7,098,948         7,098,948
      Goodwill, net                                    86,405            93,812
      Marketing contract                                    0             1,350
                                                   ----------        -----------
           Total other assets                       7,185,353         7,280,756
                                                   ----------        -----------
                                                   $7,186,733        $7,284,352
                                                   ==========        ===========


                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                           December 31, 1998 and 1997

                      Liabilities and Stockholders' Equity

                                                    1998                  1997
                                                   ------                ------
Current liabilities
      Accounts payable                          $  102,657           $   94,168
      Accrued expenses                             133,105              118,026
      Advances from related parties                 14,323                4,290
      Notes payable                                 50,000               50,000
      Notes payable due related parties             50,000               50,000
                                                  ---------           ----------
                Total current liabilities          350,085              316,484

Stockholders' equity
      Series A 12% convertible preferred
        stock, $.001 per value, 15,000
         shares authorized, 70 shares and
         130 shares issued and outstanding
         at December 31, 1998 and 1997
         respectively                              70,000               130,000
      Common stock, $.001 par value,
         100,000,000 shares authorized,
         25,497,965 and 25,407,965
         issued and outstanding at
         December 31,1998 and 1997,
         respectively                              25,498                25,408
      Additional paid in capital               10,557,385            10,497,425
      Accumulated deficit                      (2,471,991)           (2,471,991)
      Deficit accumulated during the
         development stage                     (1,344,244)           (1,212,974)
                                                ---------            ----------
                Stockholders' equity            6,836,848             6,967,868
                                                ---------            ----------
                                              $ 7,186,733           $ 7,284,352
                                                =========            ==========






                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                   Years ended December 31, 1998 and 1997 and
              the period January 1, 1992 through December 31, 1998

                                                                Cumulative from
                                                                 Jan. 1, 1992
                                                                   through
                                       1998        1997          Dec. 31, 1998
                                      ------      ------        ----------------
Revenues
  Sales                              $     0      $   0           $     6,264
Expenses
  General and administrative          20,251    191,050             1,070,794
   Forfeited acquisition costs             0     50,000               130,000
   Amortization                        7,407      7,407                24,690
   Depreciation                            0          0                 3,501
                                     --------  --------            ----------
     Total expenses                   27,658    248,457             1,228,985
                                     --------  --------            ----------
          Losss from operations      (27,658)  (248,457)           (1,222,721)

        Other income (expense)

          Interest income                  0          0               14,320

          Interest expense           (15,616)    (8,312)             (95,237)

  Gain (loss) on sale of asset             0          0               (3,613)
  Other income                             0          0               41,728
  Loss from discontinued operations  (87,996)         0              (87,996)
                                     --------  --------            ----------
     Total other income (expense)   (103,612)    (8,312)            (130,798)
                                     --------  --------            ----------
Loss from operations before income
taxes and extraordinary items       (131,270)  (256,769)          (1,353,519)

Current income tax                         0          0                    0
Deferred income tax                        0          0                    0
                                     --------  --------            ----------
Loss from operations before
          extraordinary items       (131,270)  (256,769)          (1,353,519)

Extraordinary items
  Gain on discharge of debt
    obligations (no tax effect)            0          0                9,275
                                     --------  --------            ----------
Net loss                           $(131,270) $(256,769)         $(1,344,244)
                                     ========  ========            ==========
Loss per share
  Loss before extraordinary item   $    (.01) $    (.01)         $      (.17)
  Extraordinary items                      0          0                    0
                                     --------  --------            ----------
Net loss                           $    (.01) $    (.01)         $      (.17)
                                     ========  ========            ==========




                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                    January 1, 1992 through December 31, 1998

                                     Series A
                                  Preferred Stock            Common Stock        Paid-in     Accumulated    Treasury
                                  Shares     Amount       Shares     Amount      Capital       Deficit       Stock
                                 --------   --------     --------   --------    ----------   ------------  ----------


Balance at January 1, 1992           0         0       1,094,279   $  54,713   $ 2,810,977  $(2,471,991)  $(100,000)
Stock issued to an officer
  and director for cash,
  March, 1992, at $.0625
  per share                          0         0         300,000      15,000         3,750            0           0
Shares of treasury stock
  issued pursuant to loan
  agreement                          0         0               0           0      (100,000)           0     100,000
Stock issued in connection
  with proposed acquisition,
  April, 1992                        0         0       1,364,000      68,200       (68,200)           0           0
Cancellation of stock issued
  in connection with unsuccessful
  proposed acquisition, October,
  1992                               0         0      (1,364,000)    (68,200)       68,200            0           0
Net loss for the year ended
  Dec. 31, 1992                      0         0               0           0             0     (251,989           0
                                  -----      -----    -----------   ---------   -----------  -----------   --------
Balance at December 31, 1992         0         0       1,394,279      69,713     2,714,727   (2,723,980)          0
Stock issued to an officer
  and director for services
  rendered, June 18, 1993
  at $.125 per share                 0         0         600,000      30,000        45,000            0           0
Net loss for the year ended
  Dec. 31, 1993                      0         0               0           0             0     (169,430)          0
                                  -----      -----    -----------   ---------   -----------  -----------   --------
Balance at December 31, 1993         0         0       1,994,279      99,713     2,759,727   (2,893,410)          0
Stock issued to a corporation
  owned by the Company's president
  for payment of amounts payable,
  Feb. 7, 1994, at $.0533 per share  0         0         300,000      15,000         1,000            0           0
Stock issued to an officer and
  director for payment of cash
  advances in the amount of
  $19,000 and for services
  rendered in the amount of
  $10,000, September 1, 1994,
  at $.05 per share                  0         0         580,000      29,000             0            0           0
Net loss for the year ended
  Dec. 31, 1994                      0         0               0           0             0      (22,926)          0
                                  -----      -----    -----------   ---------   -----------  -----------   --------
Balance at December 31, 1994         0         0       2,874,279     143,713     2,760,727   (2,916,336)          0




                                   (Continued)
                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                    January 1, 1992 through December 31, 1998

                                     Series A
                                  Preferred Stock            Common Stock        Paid-in     Accumulated    Treasury
                                  Shares     Amount       Shares     Amount      Capital       Deficit       Stock
                                  ------     -------      -------    -------     -------     ------------   ---------

Stock issued to an officer
  for payment of cash advances
  in the amount of $4,850 March
  30, 1995, at $.075 per share        0        0         65,000       3,250        1,600            0           0
Stock issued to officer for
  payment of cash advances in
  the amount of $22,000 June 30,
  1995, at $.05 per share             0        0        440,000      22,000            0            0           0
One for twenty reverse stock
  split and change in par
  value to $.005                      0        0     (3,210,315)   (168,118)     168,118            0           0
Stock issued to acquire a
  subsidiary on September 7,
  1995 at $.005 per share             0        0     22,219,000     111,095            0            0           0
Stock issued to acquire joint
  venture timber concessions
  on October 10, 1995, at
  $5.258 per share                    0        0      1,350,000       6,750    7,092,198            0           0
Net loss for year ended
  Dec.  31, 1995                      0        0              0           0            0     (105,042)          0
                                   -----     -----   ----------   ---------   -----------  -----------   --------
Balance at  December 31, 1995         0        0     23,737,964  $   18,690  $10,022,643  $(3,021,378)    $     0
Change in par value
  to $.001 on May 17,  1996           0        0              0     (94,952)      94,952            0           0
Sale of preferred stock on
  May 30, 1996, at $1,000
  per share                         20   200,000              0           0            0            0           0
Stock issued to acquire
  a marketing contract
  on May 31, 1996, at
  $.001 per share                     0        0      1,350,000       1,350            0            0           0
Sale of preferred stock
  on June 15, 1996, at
  $1,000 per share                   30   30,000              0           0            0            0           0
Sale of common stock on
  July 16, 1996, at
  $1.50 per share                     0        0         10,000          10       14,990            0           0
Conversion of preferred
  stock on August 12, 1996         (100)(100,000)        66,667          66       99,934            0           0
Sale of common stock on
  September 1, 1996 at
  $3.00 per share                     0        0         41,667          42      124,958            0           0
Sale of common stock on
  September 15,1996, at
  $1.50 per share                     0        0         10,000          10       14,990            0           0
Sale of common stock on
  September 30,1996, at
  $3.00 per share                     0        0         41,667          42      124,958            0           0
Net loss for year ended
  December 31,1996                    0        0              0           0            0     (406,818)          0
                                   -----     -----   ----------   ---------   -----------  -----------   --------
Balance at December 31, 1996        130  130,000     25,257,965      25,258   10,497,425   (3,428,196)          0
Stock issued for services
  in September, 1997                  0        0        150,000         150            0            0           0
Net loss for year ended
  December 31, 1997                   0        0              0           0            0     (256,769)          0
                                   -----     -----   ----------   ---------   -----------  -----------   --------
Balance at December 31, 1997        130  130,000     25,407,965      25,408   10,497,425   (3,684,965)          0
Conversion of preferred
  stock in January, 1998            (60) (60,000)        40,000          40       59,960            0           0
Stock issued for services
  in September, 1998                  0        0         50,000          50            0            0           0
Net loss for year ended
  December 31, 1998                   0        0              0           0            0     (131,270)          0
                                   -----     -----   ----------   ---------   -----------  -----------   --------
Balances at December 31, 1998        70 $ 70,000     25,497,965  $   25,498  $10,557,385  $(3,816,235)    $     0
                                   =====  ========   ==========   =========   ===========  ===========   ========



                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                   Years ended December 31, 1998 and 1997 and
              the period January 1, 1992 through December 31, 1998

                                                                        Cumulative from
                                                                         Jan. 1, 1992
                                                                            through
                                              1998          1997         Dec. 31, 1998
                                             ------        ------       -----------------

Cash flows from operating
  activities
      Net loss                           $ (131,270)    $ (256,769)      $ (1,344,244)
      Adjustments to reconcile
        net loss to net cash used
        by operating activities
           Depreciation and amortization      7,407          7,407             28,191
           Recognition of deferred
             income                               0              0           (100,000)
           Assumption of assets and
             liabilities by President
             of Company                           0              0            55,949
           Issuance of stock in payment
               of accrued liabilities and
               cash advances                     50            150           112,050
           Decrease in accounts, other
             and notes receivable                 0              0           150,000
           Decrease in other assets          87,996         80,665           406,161
           Increase (decrease) in
             accounts payable and
             related party advances          18,522        (11,255)          (35,138)
           Increase (decrease) in
             accrued expenses                15,079        117,352           133,105
                                            --------     ----------       -----------
Net cash used by operating
    activities                               (2,216)       (62,450)         (593,926)



                                   (Continued)
                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                   Years ended December 31, 1998 and 1997 and
              the period January 1, 1992 through December 31, 1998
                                   (Continued)
                                                                 Cumulative from
                                                                  Jan. 1, 1992
                                                                    through
                                             1998        1997     Dec. 31, 1998
                                            ------      ------   ---------------
Cash flows from investing activities
      Proceeds from sale of property
        and equipment                          0           0            1,052
      Proceeds from sale of
        marketable securities                  0           0              626
      Payments for marketable
        securities                             0           0             (391)
      Advances made                            0           0         (109,995)
      Deposits made                            0           0          (57,316)
                                         --------   ---------      -----------
Net cash provided by
        investing activities                   0           0         (166,024)
Cash flows from financing activities
      Proceeds from notes payable              0      50,000          200,077
      Proceeds from preferred stock
       issuance                                0           0          230,000
      Proceeds from common stock
        Issuance                               0           0          298,750
      Payments on notes payable, long-
        term debt, and capital lease
        obligations                            0           0        (106,077)
                                         --------   ---------      -----------
Net cash provided by financing
      activities                               0      50,000         627,750
                                         --------   ---------      -----------
Increase (decrease) in cash               (2,216)    (12,450)       (132,200)
Cash at beginning of year                  3,596      16,046         133,580
                                         --------   ---------      -----------
Cash at end of year                       $1,380    $  3,596      $    1,380
                                         ========   =========      ===========
Supplemental disclosure of cash
      flow information
        Cash paid during the year for
        Interest                          $    0    $    569      $   35,815
        Income taxes                      $    0    $      0      $        0




                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

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

     The Company was organized under the laws of the State of Nevada as 10 Minute Pit Stop USA, Inc. in April, 1987. On April 30, 1987, the Company merged with Value Funding Corporation, a public corporation, and the
     Company was designated as the surviving corporation. Value Funding Corporation also owned a subsidiary, 6 Minute Pit Stop USA, Inc. The name of the Company was changed in April 1990 to Pit Stop Auto Centers, Inc., in September 1995 to Resources of the Pacific Corporation, then in May 1996 to Semper Resources Corporation. The Company's subsidiary, 6 Minute Pit Stop USA, Inc., filed for Chapter 7 bankruptcy in 1988. The Company acquired a controlling interest in Grease N' Go International, Inc., during 1987. During 1991, the Company disposed of its entire interest in Grease N' Go International, Inc. The Company is currently considered a development stage company as defined in SFAS No. 7. The Company reentered the development stage during 1992 after disposing of all its operations during 1991 (see
     Note 10). The Company currently has no operations, and intends to sell or otherwise dispose of the joint venture timber concessions it acquired in 1995 (see Note 13).

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

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

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

3.   Property and Equipment
     ----------------------
     At December 31, 1998 and 1997 property and equipment consisted entirely of office equipment at a cost of $2,000. Accumulated depreciation was $2,000 at December 31, 1998 and 1997. Depreciation expense for the years ended December 31, 1998 and 1997 was recorded in the amount of $-0- and $-0-respectively.

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

4.   Income Taxes
     ------------
     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

     The Company has available at December 31, 1998 unused net operating loss carryforwards of approximately $3,600,000 which may be applied against future taxable income and which expire in various years beginning in 2005 through 2013. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax benefit of the loss carryforwards. The change in the valuation allowance is equal to the tax benefit of the current period's net loss.

5.   Related Party Transactions
     --------------------------
     At December 31, 1998 and 1997 the Company owed $14,323 and $4,290 for advances from related parties.

     The Company made various issuances of common stock to related parties from 1992 to 1996 (see Note 8).

     The Company entered into a financing agreement with International Bell, Inc. (Bell), a stockholder, on September 7, 1995. At December 31, 1998 and 1997 the unpaid balances were $50,000 and $50,000, respectively.

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

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

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

6.   Going Concern
     -------------
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses of $131,270 and $256,769 for the years ended December 31, 1998 and 1997 and has not yet established profitable operations. This raises substantial doubt about the ability of the Company to continue as a going concern.

7.   Notes Payable
     -------------
                                                  1998     1997
                                                 -------  -------
        Note payable to International Bell,
        Inc., a stockholder, bearing interest
        at twelve percent, payable on demand     $50,000   $50,000
                                                 =======   ========
        Notes payable, unsecured, bearing
        interest at twelve percent, due and
        payable March 19, 1998. These notes
        were not paid when due and according
        to the terms of the note, the interest
        rate rose to eighteen percent. The note
        holders have demanded payment, but the
        Company has been unable to comply.       $50,000   $50,000
                                                 =======   ========

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

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

     On May 17, 1996, the Company also designated 15,000 shares of Preferred Stock, par value $.001 per share, as Series A 12% Convertible Preferred Stock. Holders of Series A stock are entitled to a dividend of $120 per share per year, payable semi-annually in cash or in stock (at $1.50 per share), at the Company's option, on November 15 and May 15 of each year. Series A stock has a liquidation preference equal to $1,000 per share, are non-voting shares, and are subject to redemption, at the option of the Company, at any time after December 31, 1997 at $1,000 per share plus any accrued dividends. Holders of Series A stock have the option to convert each share held into 667 shares of common stock on or before January 31, 1998. At December 31, 1998 and 1997 dividends in arrears were $36,188 and $27,788 respectively.

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

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

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

9.   Non-cash investing and financing activities
     -------------------------------------------
     For the year ended December 31, 1998:

     The Company issued 50,000 shares of its common stock valued at $.001 per share in payment for certain consulting services.

     The Company issued 40,000 shares of its common stock valued at $1.50 per share in a conversion of 60 shares of Series A 12% convertible preferred stock.

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

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


11.  Commitments and Contingencies
     -----------------------------
     A claim against the Company was settled on March 8, 1993. The dispute involved a claim by B & K Fleet Supply, Inc. for unpaid materials and supplies delivered to the Company. The Company did not oppose their claim and an arbitration award of approximately $10,000 with costs and attorney fees included was granted. The $10,000 judgment has been accrued and is included in accounts payable. As of December 31, 1998, the amount owed had not been paid.

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

12.  Stock Option Plan
     -----------------
     The Company has a stock option plan. Under the plan, non-qualified stock options may be granted to key employees, directors and executive officers designated by the Board of Directors (or a committee appointed by the Board), at exercise prices equal to at least 100% of the fair market value of the common stock on the date of grant. In addition to selecting the optionees, the Board (or such committee) determines the number of shares subject to each option and otherwise administers the Plan. There is a total of 105,000 shares reserved for this stock option plan. At December 31, 1998, 55,000 shares remained available to be granted.

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

13.  Joint Venture Timber Concessions
     --------------------------------
     On October 7, 1995, the Company acquired from Resources of the Pacific LTD. all of its rights, title and interest in certain joint venture timber concessions for the development of timber located in Fiji. The Company issued 1,350,000 shares of its common stock valued at $5.258 per share. The Company is entitled to sixty (60) percent of any profits from the operations of these joint ventures.

     The Company has not begun operation of these joint ventures and has no plans to do so. It has not fulfilled certain requirements of the agreement and intends to sell or otherwise dispose of the concessions.

14.  Advances to Joint Venture Partners/Discontinued Operations
     ----------------------------------------------------------
     During 1996, the Company made advances to its joint venture partners to cover certain expenses in the amount of $109,995. Some of these advances were for 1997 operating expenses and were expensed in 1997. The remaining advances of $79,330 were written off in 1998 and classified as loss from discontinued operations since the Company has decided not to develop its joint venture timber concessions.

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

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

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