Form 10QSB
period 1999-03-31
SEMPER RESOURCES CORP
filed 2000-04-19
CIK 863139

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

              11150 West Olympic Blvd., #810, Los Angeles, CA 90064
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 857-1166
                           --------------------------
                           (Issuer's telephone number)


             (Former name, former address and former fiscal year if
                           changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes   No  X
                                                                      ---  -----

     As of April 15, 2000, there were 25,497,965 shares of the issuer's Common Stock, $.001 par value, outstanding.

                          SEMPER RESOURCES CORPORATION

                                      INDEX

                                                                          Page
                                                                          Number
                                                                         -------

PART I -  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets as of March 31, 1999 and
                  December 31, 1998.....................................    3

                  Statements of Operations for the Three Months
                  Ended March 31, 1999 and 1998.........................    4

                  Statements of Cash Flows for the Three Months Ended
                  March 31, 1999 and 1998...............................    5

                  Notes to Financial Statements.........................    6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................    7

PART II - OTHER INFORMATION.............................................    7

SIGNATURES..............................................................    9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                                 BALANCE SHEETS

                                                              March 31, 1999     December 31, 1998
                                                             ----------------    -----------------

ASSETS
Current Assets:
Cash                                                            $       1,380      $
                                                                        1,380
                                                            ------------------    ---------------
Total current assets:                                                   1,380              1,380
Property & equipment, net                                                   0                  0
Other assets:
Joint venture timber concessions                                    7,098,948          7,098,948
Goodwill, net                                                          84,553             86,405
Other                                                                       0              1,350
                                                            ------------------    ---------------
Total other assets                                             $    7,183,501      $   7,185,853
                                                            ------------------    ---------------
Total assets                                                   $    7,184,881      $    7,186,733
                                                            ==================    ===============
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable                                               $      104,520      $     102,657
Accrued expenses                                                      136,803            133,105
Advances from related parties                                          14,343             14,323
Notes payable                                                          50,000             50,000
Notes payable to related parties                                       50,000             50,000
                                                            ------------------    ---------------
Total current liabilities                                      $      355,666      $      350,085
Stockholders' equity
Series A 12% convertible preferred stock, $.001 par
value, 15,000 shares
authorized, 70 shares issued and outstanding, stated at
liquidation value                                                      70,000             70,000
Common stock, $.001 par value, 100,000,000 shares
authorized, 25,497,965 issued and outstanding
Additional paid in capital                                             25,498             25,498
Accumulated deficit                                                10,557,385         10,557,385
Deficit accumulated during the development stage                  (2,471,991)        (2,471,991)

                                                                  (1,351,677)        (1,344,244)
                                                            ------------------    ---------------
Total stockholders' equity                                   $      6,829,214      $   6,836,848
                                                            ------------------    ---------------
                                                             $      7,184,881      $   7,186,733
                                                            ==================    ===============

                 See accompanying notes to financial statements

                          SEMPER RESOURCES CORPORATION
                             STATEMENT OF OPERATIONS

                                             Three Months Ended March 31,
                                      --------------------------------------
                                          1999                     1998
                                      -------------            -------------
Revenues
Sales                                              -                        -
Expenses:
Selling, general and administrative   $        1,520          $         4,880
Amortization and Depreciation                  1,852                    1,852
                                    ------------------       ------------------
Total expenses                        $        3,372          $         6,732
                                    ------------------       ------------------
Other income (expenses)
Interest expenses                             (4,060)                  (3,395)
Loss on discontinued operations                    0                 (86,646)
                                    ------------------       ------------------
Net loss                              $       (7,432)            $    (96,773)
                                    ==================       ==================
Loss per share                        $         .001         $           .003
                                    ==================       ==================
Weighted average shares outstanding        25,497,965               25,407,965
                                    ==================       ==================

                 See accompanying notes to financial statements

                          SEMPER RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                      For the Three Months Ended March 31,
                                                      ------------------------------------
                                                            1999             1998
                                                        -----------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $   (7,432)       $   (96,772)
Adjustments to reconcile net loss to net cash used
by operating activities:
Amortization
Write-off of discontinued operations                         1,852             1,852
Changes in assets and liabilities:                                            86,646
Accounts payable and accrued liabilities
Other current assets                                         5,580             7,137
                                                                              (6,051)
                                                    ---------------   ----------------
Net cash (used in) operating activities               $          0       $    (7,188)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances/Loan proceeds from related parties                      0             5,000
                                                    ---------------   ----------------
Net cash provided (used) in financing                            0             5,000
                                                    ---------------   ----------------
Net increase (decrease) in cash                       $          0       $    (2,188)
Cash and cash equivalents, at beginning of period            1,380             3,596
                                                    ---------------   ----------------
Cash and cash equivalents, at end of period           $      1,380       $     1,408
                                                    ===============   ================

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

     Results of operations for the three months ended March 31, 1999 and 1998, are not necessarily indicative of results to be achieved for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     There were no revenues for the three months ended March 31, 1999 or March 31, 1998 as the sole business activity of the Company was its search for a business to acquire and the acquisition of certain timber concessions and the planning for their development.

     Operating expenses decreased by $89,341 or 92.3% to $7,432 from $96,773 for the three months ended March 31, 1998. This decrease is the result of a decline in general and administrative expenses of $3,360 and having no discontinued operations in 1999 for which there was a charge of $86,646 in 1998. These decreases were partially offset by an increase of $665 in interest expenses.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of stock and loans from its shareholders. As of March 31, 1999, the Company had a cash balance of $1,380 and a deficit working capital of $354,286. This compares with cash of $1,408 and a deficit in working capital of $321,163 for the corresponding period of the prior year.

     Net cash used in operating activities decreased to $0 from $7,188 for the three months ended March 31, 1999 and 1998, respectively. The decrease in cash used in operations resulted from a reduced net operating loss which was partially offset by a net reduction in operating assets.

     Net cash provided by financing activities decreased to $0 from $5,000 for the three months ended March 31, 1999 and 1998, respectively. This decrease is attributable to the fact that there were no shareholder loans in 1999.

     As of March 31, 1999, the Company had a demand loan payable to a shareholder of $50,000, and a demand loan payable to a third party of $50,000, plus advances from shareholders of $14,343.

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