Form 10QSB
period 1999-06-30
SEMPER RESOURCES CORP
filed 2000-04-19
CIK 863139

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                         Commission File Number 0-18565

                          SEMPER RESOURCES CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                     93-0947570
--------------------------------             -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization

              11150 West Olympic Blvd., #810, Los Angeles, CA 90064
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 857-1166
                          -----------------------------
                           (Issuer's telephone number)


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

                          SEMPER RESOURCES CORPORATION

                                      INDEX

                                                                          Page
                                                                         Number
                                                                        --------

PART I -  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets as of June 30, 1999 and
          December 31, 1998............................................      3

          Statements of Operations for the Three Months and
          Six Months Ended June 30, 1999 and 1998......................      4

          Statements of Cash Flows for the Six Months Ended June
          30, 1999 and 1998............................................      5

          Notes to Financial Statements................................      6

 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................      7

PART II - OTHER INFORMATION............................................      8

SIGNATURES.............................................................      9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                                 BALANCE SHEETS
                                                 June 30, 1999 December 31, 1998
                                                 ------------- -----------------
ASSETS
Current Assets:
Cash                                              $     1,386     $      1,380
                                                                             -
Total current assets:                                   1,386            1,380

Other assets:
Joint venture timber concessions                    7,098,948        7,098,948
Goodwill, net                                          82,702           86,405
             Marketing contract                             0            1,350
                                                 -------------  ---------------
Total other assets                                  7,181,650        7,185,853
                                                 -------------  ---------------
Total assets                                        7,183,036        7,186,733
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable                                  $   106,382     $    102,657
Accrued expenses                                      140,543          133,105
Advances from related parties                          14,343           14,323
Notes payable                                          50,000           50,000
Notes payable to related parties                       50,000           50,000
                                                 -------------  ---------------
Total current liabilities                             361,268          350,085
Stockholders' equity
Common Stock, $.001 par value                          25,498           25,498
Preferred Stock $.001 par value, Series A
Additional paid in capital                             70,000           70,000
Accumulated deficit                                10,557,385       10,557,385
Deficit accumulated during the development stage   (2,471,991)      (2,471,991)

                                                   (1,359,124)      (1,344,244)
                                                 -------------  ---------------
Total stockholders' equity                          6,821,768        6,836,848
Total liabilities and stockholders' equity          7,183,036        7,186,733
                                                 =============  ===============

                 See accompanying notes to financial statements

                          SEMPER RESOURCES CORPORATION
                             STATEMENT OF OPERATIONS

                                         Three Months Ended June 30,                     Six Months Ended
                                                                                             June 30,
                                      -----------------------------------      -------------------------------------
                                           1999                1998                  1999                1998
                                      ---------------     ---------------      -----------------    ----------------

Revenues
Sales                                              0                   0                      0                   0
                                      ---------------     ---------------      -----------------    ----------------
Expenses:
Selling, general and administrative
Depreciation                                   1,493               1,659                  3,014               6,539
                                               1,852               2,469                  3,704               4,321
                                      ---------------     ---------------      -----------------    ----------------
Total expenses                                 3,345               4,128                  6,718              10,760
Loss from operations                          (3,345)             (4,128)                (6,718)            (10,760)
Other income (expenses)
Interest expenses                              4,102               5,334                  5,334               8,729
   Loss on discontinued
  operations                                       0                   0                      0             (86,645)
                                      ---------------     ---------------      -----------------    ----------------
Net loss                                      (7,447)             (9,462)                (5,334)            (95,374)
                                      ===============     ===============      =================    ================
Loss per share                                 (.001)              (.001)                 (.001)              (.003)
                                      ===============     ===============      =================    ================
Weighted average shares outstanding
                                          25,497,965          25,497,965             25,497,965          25,497,965
                                      ===============     ===============      =================    ================

                 See accompanying notes to financial statements

                          SEMPER RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                  Six Months Ended June 30,
                                                               1999                     1998
                                                            ------------            -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      (14,879)                  (106,234)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization                                                     3,704                      4,321
Changes in assets and liabilities:
Accounts payable and other liabilities                          11,161                     14,181
Other assets                                                         0                     75,528

                                                         --------------       --------------------
Net cash (used in) operating activities                           (14)                   (12,204)
                                                         --------------       --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock                                  0                          0
Proceeds from sales of preferred stock                               0                          0
Loan proceeds                                                       20                     10,000
                                                         --------------       --------------------
Net cash provided by financing activities                           20                     10,000
                                                         --------------       --------------------
Net increase (decrease) in cash                                      6                    (2,204)
Cash and cash equivalents, at beginning of period                1,380                      3,596
                                                         --------------       --------------------
Cash and cash equivalents, at end of period                      1,386                      1,392


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

     Results of operations for the three months and six months ended June 30, 1998 and 1999, are not necessarily indicative of results to be achieved for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended June 30

     There were no revenues for either the three months ended June 30, 1999 or June 30, 1998 as the sole business activity of the Company was its search for a business to acquire and the acquisition of certain timber concessions and the planning for their development.

     Operating expenses decreased by $2,015, or 21.3%, to $7,447 from $9,462 for the three months ended June 30, 1999. This decrease is the result of a reduction in general and administrative costs of $166, a decrease in amortization of $617 and a decrease in interest expense of $1,232.

Six Months Ended June 30

     There were no revenues for either the six months ended June 30, 1999 or June 30, 1998 as the sole business activity of the Company was its search for a business to acquire and the acquisition of certain timber concessions and the planning for their development.

     Operating expenses decreased by $90,040 or 94.4% to $5,334 from $95,374 for the six months ended June 30, 1998. This decrease is the result of a reduction in general and administrative costs of $3,525, a reduction in amortization of $617, a reduction of $3,395 in interest expense and the lack of a write off for discontinued operations for which there was a charge in 1998 of $86,695.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of stock and loans from its shareholders. As of June 30, 1999, the Company had a cash balance of $1,386 and working capital deficit of 359,882. This compares with cash of $1,392 and a working capital deficit of $328,157 for the corresponding period of the prior year.

     Net cash used in operating activities decreased to $14 from $12,204 for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash used in operations resulted from reduced net operating loss that was partially offset by a non cash charge for discontinued operations.

     Net cash provided by financing activities decreased to $20 from $10,000 for the six months ended June 30, 1999 and 1998, respectively. This decrease is attributable to a reduction in advances from a shareholder.

     At June 30, 1999, the Company had a demand loan payable to a shareholder of $50,000; a demand loan payable to a third party of $50,000 and advances form shareholders of $14,323.

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


                                     SEMPER RESOURCES CORPORATION

                                     /s/ Robert A. Dietrich
                                     ----------------------------------
                                     Robert A. Dietrich, President and
                                     Chief Executive Officer
April 18, 2000



                                     /s/ John H. Brebbia
                                     ----------------------------------
                                     John H. Brebbia, Chief Financial Officer
April 18, 2000