Form 10QSB
period 1999-09-30
SEMPER RESOURCES CORP
filed 2000-04-19
CIK 863139

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                         Commission File Number 0-18565

                          SEMPER RESOURCES CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                       93-0947570
---------------------------------           ------------------------------------
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

                          SEMPER RESOURCES CORPORATION

                                      INDEX

                                                                         Page
                                                                         Number
                                                                        --------

PART I -  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets as of September 30, 1999 and
           December 31, 1998..............................................   3

           Statements of Operations for the Three Months and
           Nine Months Ended September 30, 1999 and 1998..................   4

           Statements of Cash Flows for the Nine Months Ended September
           30, 1999 and 1998..............................................   5

           Notes to Financial Statements..................................   6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   7

PART II - OTHER INFORMATION...............................................   7

SIGNATURES................................................................   8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                                 BALANCE SHEETS


                                           September 30, 1999       December 31, 1998
                                           -------------------    --------------------

ASSETS
Current Assets:
Cash                                         $          1,386         $         1,380
                                           -------------------    --------------------
Total current assets:                                   1,386                   1,380
Property & equipment, net                                   0                       0
Other assets:
Joint venture timber concessions                    7,098,948               7,098,948
Goodwill, net                                          80,850                  86,405
Other                                                       0                   1,350
                                           -------------------    --------------------
Total other assets                              $   7,179,798         $     7,185,853
                                           -------------------    --------------------
Total assets                                    $   7,181,184         $     7,186,733
                                           ===================    ====================
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable                                     $108,244         $       102,657
Accrued expenses                                      144,298                 133,105
Advances from related parties                          14,343                  14,323
Notes payable                                          50,000                  50,000
Notes payable to related parties                       50,000                  50,000
                                           -------------------    --------------------
Total current liabilities                      $       366,886         $       350,085
Stockholders'equity
Series A 12% convertible preferred
stock,  $.001 par value, 15,000
shares authorized, 70 shares issued
and outstanding,  stated at liquidation
value                                                  70,000                  70,000
Common stock, $.001 par value,
100,000,000 shares authorized, 25,497,965
issued and outstanding
Additional paid in capital                             25,498                  25,498
Accumulated deficit                                10,557,385              10,557,385
Deficit accumulated during the development
stage                                              (2,471,991)             (2,471,991)

                                                   (1,366,594)             (1,344,244)
                                             -------------------    --------------------
Total stockholders'equity                    $     6,814,298          $    6,836,848
                                             -------------------    --------------------
                                               $    7,181,184          $    7,186,733
                                             ===================    ====================

                 See accompanying notes to financial statements

                          SEMPER RESOURCES CORPORATION
                             STATEMENT OF OPERATIONS

                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                         --------------------------------   -------------------------------
                                             1999           1998                1999           1998
                                         -----------      ----------          ----------    ------------
Revenues
Sales                                    $         -    $         -           $      -         $    -
Expenses:
Selling, general and administrative
Amortization and Depreciation            $     1,500    $     1,051           $  4,514         $7,590
                                               1,852          1,852              5,555          6,173
                                       -------------- --------------    ---------------   ------------
Total expenses                           $     3,352    $     2,903            $10,069        $13,763
                                       -------------- --------------    ---------------   ------------
Other income (expenses)
Interest expenses                             (4,118)        (4,022)           (12,280)       (12,751)
Loss on discontinued operations                    0              0                  0       (86,646)
                                       -------------- --------------    ---------------   ------------
Net loss                                 $    (7,470)   $    (6,925)          $(22,349)     $(113,160)
                                       ============== ==============    ===============   ============
Loss per share                           $      .001    $      .001           $   .001      $     .04
                                       ============== ==============    ===============   ============
Weighted average shares outstanding
                                          25,497,965     25,497,965         25,497,965     25,497,965
                                       ============== ==============    ===============   ============


                          SEMPER RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                             1999                   1998
                                                           --------                -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $   (22,349)            $(113,160)
Adjustments to reconcile net loss to net cash used
by operating activities:
Amortization                                                    5,555                 6,173
Changes in assets and liabilities:
Accounts payable and accrued liabilities                       16,780                19,204
Other assets (increase)                                             0                75,549
                                                      ----------------       ---------------
Net cash (used in) operating activities                  $        (14)            $ (12,234)
                                                      ================       ===============
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock                                 0                     0
Proceeds from sales of preferred stock                              0                     0
Loan proceeds - related party                                      20                10,033
                                                      ----------------       ---------------
Net cash provided by (used in) financing                           20                10,033
                                                      ----------------       ---------------
Net increase (decrease) in cash                                     $           $   (2,201)
                                                                    6
Cash and cash equivalents, at beginning of period               1,380                 3,596
                                                      ----------------       ---------------
Cash and cash equivalents, at end of period           $         1,386          $      1,395
                                                      ================       ===============


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

     Results of operations for the three months and nine months ended September 30, 1999 and 1998, are not necessarily indicative of results to be achieved for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     There were no revenues for either the three months or nine months ended September 30, 1999 or September 30, 1998 as the sole business activity of the Company was its search for a business to acquire and the acquisition of certain timber concessions and the planning for their development.

THREE MONTHS ENDED SEPTEMBER 30

     Operating expenses increased by $545 or 7.8% to $7,470 from $6,925 for the three months ended September 30, 1998. This increase is the result of an increase in general and administrative expenses of $449 and an increase in interest of $96.

NINE MONTHS ENDED SEPTEMBER 30

     Operating expenses for the nine months ended September 30, 1999 decreased by $90,811 or 80.3% to $22,349 from $113,160 for the corresponding period of the prior year. The decrease is attributable to a reduction of $3,076 in general and administrative expenses, $618 in amortization, $471 in interest expense and the lack of discontinued operations for which there was a charge in 1998 of $86,646.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of stock and loans from its shareholders. As of September 30, 1999, the Company had a cash balance of $1,386 and a working capital deficit of $365,500. This compares with cash of $1,395 and a working capital deficit of $333,228 for the corresponding period of the prior year.

     Net cash used in operating activities decreased to $14 from $12,234 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash used in operations resulted from a reduced net operating loss which was partially offset by the absence of a non-cash charge for discontinued operations and net charges in current accounts.

     Net cash provided by financing activities decreased to $20 from $10,033 for the nine months ended September 30, 1999 and 1998, respectively. This decrease is attributable to reduced loans from related parties.

     As of September 30, 1999, the Company had a demand loan payable to a shareholder of $50,000, a demand loan to a non-related third party of $50,000 and advances from shareholders of $14,343.

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


                                        SEMPER RESOURCES CORPORATION

                                        /s/ Robert A. Dietrich
                                        ----------------------------------------
                                        Robert A. Dietrich, President and
                                        Chief Executive Officer
April 18, 2000



                                       /s/ John H. Brebbia
                                       -----------------------------------------
                                       John H. Brebbia, Chief Financial Officer
April 18, 2000