Form 10KSB
period 1999-12-31
SEMPER RESOURCES CORP
filed 2000-04-19
CIK 863139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            Annual report under section 13 or 15(d) of the Securities
                 Exchange Act of 1934 for the fiscal year ended
                                December 31, 1999

                         Commission file number: 0-18565

                          SEMPER RESOURCES CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its Charter)

           Nevada                                         93-0947570
-----------------------------               ------------------------------------
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

     Transitional Small Business Disclosure Format (Check One): Yes    No  X
                                                                   ---    ----

                                TABLE OF CONTENTS

                                                                          Page
                                                                         ------

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS...............................    3
         ITEM 2.  DESCRIPTION OF PROPERTIES.............................    4
         ITEM 3.  LEGAL PROCEEDINGS ....................................    4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS...................................    4

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS...........................    4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................    5
         ITEM 7.  FINANCIAL STATEMENTS..................................    5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE................    5

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT.....................    5
         ITEM 10. EXECUTIVE COMPENSATION................................    6
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.................................    6
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS..........................................    7
         ITEM 13. EXHIBITS AND REPORTS OF FORM
                  8-K...................................................    7

                  SIGNATURES............................................    9

                  FINANCIAL STATEMENTS..................................  F-1

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1999; and none have been submitted since.

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

RESULTS OF OPERATIONS

The Company received no revenue in either the calendar year ended December 31, 1999, or the calendar year ended December 31, 1998. The Company has a net loss of $46,846 in calendar 1999 from its ongoing search for acquisitions. For the year ended December 31, 1999 general and administrative expenses increased by $2,766 or 13.6% to $23,017 from $20,251 for the corresponding period of the prior year. Amortization expenses remained consistent at $7,407, but interest expense increased by $806 or 5.2% to $16,422 from $15,616 in the prior year. Despite these increases in expenses, the net loss decreased by $84,424 or 64.3% to $46,846 from $131,270 for the prior year because there was no writeoff of discontinued operations in the current year but a $87,996 charge in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had cash of $1,386 and a working capital deficit of $371,142. This compares with cash of $1,380 and a working capital deficit of $348,705 as of December 31, 1998.

As of December 31, 1999, the Company had borrowed an aggregate of $50,000 from a shareholder and $50,000 from outside parties. These loans are repayable on demand with interest at twelve percent per annum. In addition, related parties have advanced $14,343 which is repayable on demand.

ITEM 7.  FINANCIAL STATEMENTS.

The Company's financial statements are presented under Item 13 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following are the Officers and Directors of the Company as of December 31, 1999:

     Name              Age        Position Held with Company
   --------           ------    -----------------------------
Robert A. Dietrich      55      President, CEO, Treasurer and Director
Ray Besharaty           61      Managing Director (Fiji) Secretary and Director
Wayne Walters           52      Director

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

ITEM 10.  EXECUTIVE COMPENSATION

During fiscal 1999 and fiscal 1998, no officer or director was paid more than $100,000.

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

                                                          Percentage of Shares
  Name and Address of         Shares of Common Stock        of Common Stock
   Beneficial Owner           Beneficially Owned (1)       Beneficially Owned
 ----------------------      ------------------------    ----------------------

International Bell, Inc.            12,569,000                   49.6%
Carol S. Lewis                       9,170,000                   35.2%
Robert A. Dietrich                     100,000 (1)              0.004%
Ray Besharaty                          790,048                    3.1%
Wayne M. Walters                        57,143                  0.002%
                                   -----------                --------
All executive officers and
directors as a group (3 persons)       947,191                    3.3%
                                   ===========                ========

(1)  Five year stock options exercisable at $2.00 per share.

(C)  CHANGE IN CONTROL

     None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     International Bell, Inc., the Company's largest shareholder, has loaned the Company $50,000 in the form of a 12% per annum promissory note, payable on demand. Interest on the loan has been accrued but unpaid as of December 31, 1999. International Bell, Inc. and Ms. Lewis have made cash advances to the Company totaling $14,343.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this Form 10-KSB at the page indicated.
                                                                    Page Number
                                                                   -------------

(a)  (i) Financial Statements

         Auditor's Report as of April 18, 2000......................        F-1

         Consolidated Balance Sheets - December 31, 1999
            and 1998................................................        F-2

         Consolidated Statement of Operations - For the years ended
            December 31, 1999 and 1998..............................        F-3

         Statement of Shareholder's Equity - For the years ended
            December 31, 1999 and 1998..............................        F-4

         Statement of Cash Flows - For the years ended December 31,
            1999 and 1998...........................................        F-5

         Consolidated Notes to Financial Statements................. F-6 - F-10

(a)  (ii)  Consolidated Schedules - None.

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (iii) Exhibits

                                                                                 Sequential Page
 Number                                  Description                                  Number
--------                                 -----------                             ----------------

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

---------------------

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

Dated: April 18, 2000                                By:/s/ Wayne Walters
                                                       -------------------------
                                                     WAYNE WALTERS
                                                      Director

                          SWART BAUMRUK & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                                717 E. OAK STREET
                            KISSIMMEE, FLORIDA 34744
                                 (407) 847-7466
                               FAX (407) 847-6641



                           Independent Auditors Report
                          ------------------------------


Board of Directors and Stockholders
Semper Resources Corporation

We have audited the accompanying consolidated balance sheets of Semper Resources Corporation (a development stage company) and its subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the cumulative period from January 1, 1992 through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Semper Resources Corporation as of December 31, 1994 were audited by other auditors whose report dated April 5, 1995 expressed an unqualified opinion including an explanatory paragraph stating a concern about the Company continuing as a going concern. The financial statements of Semper Resources Corporation as of December 31, 1993 and 1992 were audited by other auditors whose report dated October 16, 1994 expressed an unqualified opinion including an explanatory paragraph stating a concern about the Company continuing as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Semper Resources Corporation and its subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended and for the cumulative period from January 1, 1992 through December 31, 1999 in conformity with generally accepted accounting principles.

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



April 18, 2000

Kissimmee, Florida

                          Semper Resources Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                           December 31, 1999 and 1998

                                     Assets
                                    ---------

                                                1999           1998
                                               ------         ------

Current assets
      Cash                                  $    1,386      $    1,380
Property and equipment, net                          0               0
Other assets
      Advances to joint venture partners             0               0
      Deposits                                       0               0
      Joint venture timber concessions       7,098,948       7,098,948
      Goodwill, net                             78,998          86,405
      Marketing contract                             0           1,350
                                            ----------     -----------
           Total other assets                7,177,946       7,185,353
                                            ==========     ===========
                                           $ 7,179,332      $7,186,733
                                            ==========     ===========


                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                           December 31, 1999 and 1998

                      Liabilities and Stockholders' Equity

                                                     1999               1998
                                                    ------             ------
Current liabilities
      Accounts payable                          $   127,109         $   102,657
      Accrued expenses                              148,078             133,105
      Advances from related parties                  14,343              14,323
      Notes payable                                  50,000              50,000
      Notes payable due related parties              50,000              50,000
                                                  ----------         -----------
                Total current liabilities           389,530             350,085

Stockholders' equity
      Series A 12% convertible preferred
        stock, $.001 per value, 15,000
         shares authorized, 70 shares and
         130 shares issued and outstanding
         at December 31, 1999 and 1998
         respectively                                70,000              70,000
      Common stock, $.001 par value,
         100,000,000 shares authorized,
         25,497,965 and 25,407,965
         issued and outstanding at
         December 31,1999 and 1998,
         respectively                                25,498              25,498
      Additional paid in capital                 10,557,385          10,557,385
      Accumulated deficit                        (2,471,991)         (2,471,991)
      Deficit accumulated during the
         development stage                       (1,391,090)         (1,344,244)
                                                  ----------         -----------
                Stockholders' equity              6,789,802           6,836,848
                                                  ----------         -----------
                                              $   7,179,332      $    7,186,733
                                                  ==========         ===========

                  The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                   Years ended December 31, 1999 and 1998 and
              the period January 1, 1992 through December 31, 1999

                                                             Cumulative from
                                                              Jan. 1, 1992
                                                                through
                                        1999        1998      Dec. 31, 1999
                                       ------      ------   -----------------
Revenues
  Sales                               $    0      $     0     $     6,264
Expenses
  General and administrative          23,017       20,251       1,093,811
   Forfeited acquisition costs             0            0         130,000
   Amortization                        7,407        7,407          32,097
   Depreciation                            0            0           3,501
                                    ---------    ---------    ------------
     Total expenses                   30,424       27,658       1,259,409
                                    ---------    ---------    ------------
            Losss from operations    (30,424)     (27,658)     (1,253,145)

        Other income (expense)

          Interest income                  0            0         14,320

          Interest expense           (16,422)     (15,616)      (111,659)

  Gain (loss) on sale of asset             0            0         (3,613)
  Other income                             0            0         41,728
  Loss from discontinued operations        0      (87,996)       (87,996)
                                    ---------    ---------    ------------
     Total other income (expense)    (16,422)    (103,612)      (147,220)
                                    ---------    ---------    ------------
Loss from operations before income
     taxes and extraordinary items   (46,846)    (131,270)    (1,400,365)

Current income tax                         0            0              0
Deferred income tax                        0            0              0
                                    ---------    ---------    ------------
Loss from operations before
          extraordinary items        (46,846)    (131,270)    (1,400,365)

Extraordinary items
  Gain on discharge of debt
    obligations (no tax effect)            0            0          9,275
                                    ---------    ---------    ------------
Net loss                           $ (46,846)  $ (131,270)   $(1,391,090)
                                    =========    =========    ============
Loss per share
  Loss before extraordinary item   $    (.00)  $     (.01)   $      (.17)
  Extraordinary items                      0            0              0
                                    ---------    ---------    ------------
Net loss                           $    (.00)  $     (.01)   $      (.17)
                                    =========    =========    ============



                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                    January 1, 1992 through December 31, 1999

                                     Series A
                                  Preferred Stock            Common Stock       Paid-in     Accumulated    Treasury
                                  Shares    Amount       Shares     Amount      Capital       Deficit       Stock
                                  -------  --------     --------   --------    ---------    ------------  ----------

Balance at January 1, 1992           0         0       1,094,279  $  54,713   $ 2,810,977   $(2,471,991)  $(100,000)
Stock issued to an officer
  and director for cash,
  March, 1992, at $.0625
  per share                          0         0         300,000     15,000         3,750             0           0
Shares of treasury stock
  issued pursuant to loan
  agreement                          0         0               0          0      (100,000)            0     100,000
Stock issued in connection
  with proposed acquisition,
  April, 1992                        0         0       1,364,000     68,200       (68,200)            0           0
Cancellation of stock issued
  in connection with unsuccessful
  proposed acquisition, October,
  1992                               0         0       1,364,000    (68,200)       68,200             0           0
Net loss for the year ended
  Dec. 31, 1992                      0         0               0          0             0      (251,989)          0
                                 ------    ------     -----------   --------    ----------   -----------    --------
Balance at December 31, 1992         0         0       1,394,279     69,713     2,714,727    (2,723,980)          0
Stock issued to an officer
  and director for services
  rendered, June 18, 1993
  at $.125 per share                 0         0         600,000     30,000        45,000             0           0
Net loss for the year ended
  Dec. 31, 1993                      0         0               0          0             0      (169,430)          0
                                 ------    ------     -----------   --------    ----------   -----------    --------
Balance at December 31, 1993         0         0       1,994,279     99,713     2,759,727    (2,893,410)          0
Stock issued to a corporation
  owned by the Company's president
  for payment of amounts payable,
  Feb. 7, 1994, at $.0533 per share  0         0         300,000     15,000         1,000             0           0
Stock issued to an officer and
  director for payment of cash
  advances in the amount of
  $19,000 and for services
  rendered in the amount of
  $10,000, September 1, 1994,
  at $.05 per share                  0         0         580,000     29,000             0             0           0
Net loss for the year ended
  Dec. 31, 1994                      0         0               0          0             0       (22,926)          0
                                 ------    ------     -----------   --------    ----------   -----------    --------
Balance at December 31, 1994         0         0       2,874,279    143,713     2,760,727    (2,916,336)          0



                                   (Continued)
                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                    January 1, 1992 through December 31, 1999

                                     Series A
                                  Preferred Stock           Common Stock        Paid-in     Accumulated    Treasury
                                  Shares    Amount       Shares     Amount      Capital       Deficit       Stock
                                 --------  --------     --------   --------    ----------  -------------   --------

Stock issued to an officer
  for payment of cash advances
  in the amount of $4,850 March
  30, 1995, at $.075 per share       0         0         65,000       3,250        1,600           0           0
Stock issued to officer for
  payment of cash advances in
  the amount of $22,000 June 30,
  1995, at $.05 per share            0         0        440,000      22,000            0           0           0
One for twenty reverse stock
  split and change in par
  value to $.005                     0         0     (3,210,315)   (168,118)     168,118           0           0
Stock issued to acquire a
  subsidiary on September 7,
  1995 at $.005 per share            0         0     22,219,000     111,095            0           0           0
Stock issued to acquire joint
  venture timber concessions
  on October 10, 1995, at
  $5.258 per share                   0         0      1,350,000       6,750    7,092,198           0           0
Net loss for year ended
  Dec.  31, 1995                     0         0              0           0            0    (105,042)          0
                                 ------    ------   -----------    --------   ----------  -----------    --------
Balance at  December 31, 1995        0         0     23,737,964    $ 18,690  $10,022,643 $(3,021,378)    $     0
Change in par value
  to $.001 on May 17,  1996          0         0              0     (94,952)      94,952           0           0
Sale of preferred stock on
  May 30, 1996, at $1,000
  per share                        200   200,000              0           0            0           0           0
Stock issued to acquire
  a marketing contract
  on May 31, 1996, at
  $.001 per share                    0         0      1,350,000       1,350            0           0           0
Sale of preferred stock
  on June 15, 1996, at
  $1,000 per share                  30    30,000              0           0            0           0           0
Sale of common stock on
  July 16, 1996, at
  $1.50 per share                    0         0         10,000          10       14,990           0           0
Conversion of preferred
  stock on August 12, 1996        (100) (100,000)        66,667          66       99,934           0           0
Sale of common stock on
  September 1, 1996 at
  $3.00 per share                    0         0         41,667          42      124,958           0           0
Sale of common stock on
  September 15,1996, at
  $1.50 per share                    0         0         10,000          10       14,990           0           0
Sale of common stock on
  September 30,1996, at
  $3.00 per share                    0         0         41,667          42      124,958           0           0
Net loss for year ended
  December 31,1996                   0         0              0           0            0    (406,818)          0
                                 ------    ------    -----------   --------   ----------  -----------    --------
Balance at December 31, 1996       130   130,000     25,257,965      25,258   10,497,425  (3,428,196)          0
Stock issued for services
  in September, 1997                 0         0        150,000         150            0           0           0
Net loss for year ended
  December 31, 1997                  0         0              0           0            0    (256,769)          0
                                 ------    ------    -----------   --------   ----------  -----------    --------
Balance at December 31, 1997       130   130,000     25,407,965      25,408   10,497,425  (3,684,965)          0
Conversion of preferred
  stock in January, 1998           (60)  (60,000)        40,000          40       59,960           0           0
Stock issued for services
  in September, 1998                 0         0         50,000          50            0           0           0
Net loss for year ended
  December 31, 1998                  0         0              0           0            0    (131,270)          0
                                ------    ------    -----------   --------    ----------  -----------    --------
Balances at December 31, 1998       70    70,000     25,497,965      25,498   10,557,385  (3,816,235)          0
Net loss for year ended
  December 31, 1999                  0         0              0           0            0     (46,846)          0
                                ------    ------    -----------   --------    ----------  -----------    --------
Balances December 31, 1999          70  $ 70,000     25,497,965     $25,498  $10,557,385 $(3,863,081)      $   0

                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                   Years ended December 31, 1999 and 1998 and
              the period January 1, 1992 through December 31, 1999

                                                                 Cumulative from
                                                                  Jan. 1, 1992
                                                                    through
                                             1999        1998     Dec. 31, 1999
                                            ------      ------   ---------------
Cash flows from operating
  activities
      Net loss                           $ (46,846)   $(131,270)   $ (1,391,090)
      Adjustments to reconcile
        net loss to net cash used
        by operating activities
           Depreciation and amortization     7,407       7,407           35,598
           Recognition of deferred
             income                              0           0         (100,000)
           Assumption of assets and
             liabilities by President
             of Company                          0           0           55,949
           Issuance of stock in payment
               of accrued liabilities and
               cash advances                     0          50          112,050
           Decrease in accounts, other
             and notes receivable                0           0          150,000
           Decrease in other assets              0      87,996          406,161
           Increase (decrease) in
             accounts payable and
             related party advances         24,472     18,522         (10,666)
           Increase (decrease) in
             accrued expenses               14,973      15,079         148,078
                                           --------   ---------       ---------
Net cash used by operating
    activities                                   6      (2,216)       (593,926)






                                   (Continued)
                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                   Years ended December 31, 1999 and 1998 and
              the period January 1, 1992 through December 31, 1999
                                   (Continued)
                                                                 Cumulative from
                                                                  Jan. 1, 1992
                                                                     through
                                            1999        1998      Dec. 31, 1999
                                           ------      ------    ---------------
Cash flows from investing activities
      Proceeds from sale of property
        and equipment                         0            0          1,052
      Proceeds from sale of
        marketable securities                 0            0            626
      Payments for marketable
        securities                            0            0           (391)
      Advances made                           0            0       (109,995)
      Deposits made                           0            0        (57,316)
                                        --------      -------     -----------
Net cash provided by
        investing activities                  0            0       (166,024)
Cash flows from financing activities
      Proceeds from notes payable             0            0        200,077
      Proceeds from preferred stock
       issuance                               0            0        230,000
      Proceeds from common stock
        Issuance                              0            0        298,750
      Payments on notes payable, long-
        term debt, and capital lease
        obligations                           0            0       (106,077)
                                        --------      -------     -----------
Net cash provided by financing
      activities                              0            0        627,750
                                        --------      -------     -----------
Increase (decrease) in cash                   6       (2,216)      (132,194)
Cash at beginning of year                 1,380        3,596        133,580
                                        --------      -------     -----------
Cash at end of year                      $1,386      $ 1,380      $   1,386
                                        ========      =======     ===========
Supplemental disclosure of cash
      flow information
        Cash paid during the year for
        Interest                         $    0      $     0      $  35,815
        Income taxes                     $    0      $     0      $       0






                   The accompanying notes are an integral part
                          of these financial statements

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

1.   Summary of Significant Accounting Policies

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

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

1.  Summary of Significant Accounting Policies (Continued)

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

3.   Property and Equipment
     ----------------------
     At December 31, 1999 and 1998 property and equipment consisted entirely of office equipment at a cost of $2,000. Accumulated depreciation was $2,000 at December 31, 1999 and 1998. Depreciation expense for the years ended December 31, 1999 and 1998 was recorded in the amount of $-0- and $-0-respectively.

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

4.   Income Taxes
     ------------
     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

     The Company has available at December 31, 1999 unused net operating loss carryforwards of approximately $3,600,000 which may be applied against future taxable income and which expire in various years beginning in 2005 through 2014. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax benefit of the loss carryforwards. The change in the valuation allowance is equal to the tax benefit of the current period's net loss.

5.   Related Party Transactions
     --------------------------
     At December 31, 1999 and 1998 the Company owed $14,343 and $14,323 for advances from related parties.

     The Company made various issuances of common stock to related parties from 1992 to 1996 (see Note 8).

     The Company entered into a financing agreement with International Bell, Inc. (Bell), a stockholder, on September 7, 1995. At December 31, 1999 and 1998 the unpaid balances were $50,000 and $50,000, respectively.

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

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

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

6.   Going Concern
     -------------
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses of $29,844 and $131,270 for the years ended December 31, 1999 and 1998 and has not yet established profitable operations. This raises substantial doubt about the ability of the Company to continue as a going concern.

7.   Notes Payable
     -------------
                                                   1999     1998
                                                  ------   ------
        Note payable to International Bell,
        Inc., a stockholder, bearing interest
        at twelve percent, payable on demand     $50,000   $50,000
                                                 =======   =======
        Notes payable, unsecured, bearing
        interest at twelve percent, due and
        payable March 19, 1998. These notes
        were not paid when due and according
        to the terms of the note, the interest
        rate rose to eighteen percent. The note
        holders have demanded payment, but the
        Company has been unable to comply.       $50,000   $50,000
                                                 =======   =======

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

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

     On May 17, 1996, the Company also designated 15,000 shares of Preferred Stock, par value $.001 per share, as Series A 12% Convertible Preferred Stock. Holders of Series A stock are entitled to a dividend of $120 per share per year, payable semi-annually in cash or in stock (at $1.50 per share), at the Company's option, on November 15 and May 15 of each year. Series A stock has a liquidation preference equal to $1,000 per share, are non-voting shares, and are subject to redemption, at the option of the Company, at any time after December 31,1998 at $1,000 per share plus any accrued dividends. Holders of Series A stock have the option to convert each share held into 667 shares of common stock on or before January 31, 1998. At December 31, 1999 and 1998 dividends in arrears were $44,588 and $36,188 respectively.

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

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

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

9.   Non-cash investing and financing activities
     -------------------------------------------
     For the year ended December 31, 1999:

     There were no non-cash investing or financing activities.

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

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


11.  Commitments and Contingencies
     -----------------------------
     In 1996 the Company sold 83,334 restricted shares of common stock for $250,000 to an individual investor in a private placement. As part of the agreement, the Company promised to have the shares registered within six months of the date of the investment.

     The Company was unable to register the securities and consequently in 1999 the investor threatened legal action to require the Company to either register the stock or to repay the investor his investment plus interest and costs for a total of $330,000.

     A settlement agreement was entered into between the Company, the investor, and the Company's majority shareholders which did not result in any liability or additional obligation to the Company. However, the Company was again unable to register or redeem the stock and the settlement agreement was voided.

     Although the investor received the agreed upon compensation from the Company's majority shareholders, he subsequently filed suit against the Company because of its failure to register or redeem his stock.

     The Company and its majority shareholders are presently negotiating with the investor and expect to resolve the matter amicably with no further liability on the part of the Company.

     A claim against the Company was settled on March 8, 1993. The dispute involved a claim by B & K Fleet Supply, Inc. for unpaid materials and supplies delivered to the Company. The Company did not oppose their claim and an arbitration award of approximately $10,000 with costs and attorney fees included was granted. The $10,000 judgment has been accrued and is included in accounts payable. As of December 31, 1999, the amount owed had not been paid.

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

12.  Stock Option Plan
     -----------------
     The Company has a stock option plan. Under the plan, non-qualified stock options may be granted to key employees, directors and executive officers designated by the Board of Directors (or a committee appointed by the Board), at exercise prices equal to at least 100% of the fair market value of the common stock on the date of grant. In addition to selecting the optionees, the Board (or such committee) determines the number of shares subject to each option and otherwise administers the Plan. There is a total of 105,000 shares reserved for this stock option plan. At December 31, 1999, 55,000 shares remained available to be granted.

                          Semper Resources Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

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