Form 10QSB
period 2000-03-31
SEMPER RESOURCES CORP
filed 2000-05-10
CIK 863139

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                         Commission File Number 0-18565

                          SEMPER RESOURCES CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                      93-0947570
-------------------------------              -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

              11150 West Olympic Blvd., #810, Los Angeles, CA 90064
              ------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 857-1166
                           ---------------------------
                           (Issuer's telephone number)

             -------------------------------------------------------
             (Former name, former address and former fiscal year if
                           changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

     As of April 15, 2000, there were 25,497,965 shares of the issuer's Common Stock, $.001 par value, outstanding.

                          SEMPER RESOURCES CORPORATION

                                      INDEX

                                                                          Page
                                                                          Number
                                                                         -------

PART I -  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets as of March 31, 2000 and
                  December 31, 1999...................................        3

                  Statements of Operations for the Three Months
                  Ended March 31, 2000 and 1999.......................        4

                  Statements of Cash Flows for the Three Months Ended
                  March 31, 2000 and 1999.............................        5

                  Notes to Financial Statements.......................        6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................        7
 .
PART II - OTHER INFORMATION...........................................        7

SIGNATURES............................................................        9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                                 BALANCE SHEETS

                                                             March 31, 2000    December 31, 1999
                                                            ----------------  -------------------

ASSETS
Current Assets:
Cash                                                         $       1,386      $       1,386
                                                            ----------------    ---------------
Total current assets:                                                1,386              1,386
Property & equipment, net
Other assets:
Joint venture timber concessions                                 7,098,948          7,098,948
Goodwill, net                                                       77,146             78,998
                                                            ----------------    ---------------
Total other assets                                           $   7,176,094      $   7,177,946
                                                            ----------------    ---------------
Total assets                                                 $   7,177,480      $   7,179,332
                                                            ================    ===============
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable                                             $     128,989      $     127,109
Accrued expenses                                                   151,792            148,078
Advances from related parties                                       14,343             14,323
Notes payable                                                       50,000             50,000
Notes payable to related parties                                    50,000             50,000
                                                            ----------------    ---------------
Total current liabilities                                    $     395,124      $     389,530
Stockholders' equity
Series A 12% convertible preferred stock, $.001 par
value, 15,000 shares
authorized, 70 shares issued and outstanding, stated at
liquidation value                                            $      70,000      $      70,000
Common stock, $.001 par value, 100,000,000 shares
authorized, 25,497,965 issued and outstanding
Additional paid in capital                                                             25,498
Accumulated deficit                                                 25,498         10,557,385
Deficit accumulated during the development stage                10,557,385         (2,471,991)
                                                                (2,471,991)
                                                                                   (1,391,090)
                                                                (1,398,536)
                                                            ----------------    ---------------
Total stockholders' equity                                   $   6,782,356      $   6,789,802
                                                            ----------------    ---------------
                                                             $   7,177,480      $   7,179,332
                                                            ================    ===============


                 See accompanying notes to financial statements

                          SEMPER RESOURCES CORPORATION
                            STATEMENT OF OPERATIONS

                                                Three Months Ended March 31,
                                             -----------------------------------
                                                2000                     1999
                                             ----------               ----------
Revenues
Sales                                                 -                       -
Expenses:
Selling, general and administrative         $     1,500              $    1,520
Amortization and Depreciation                     1,852                   1,852
                                          ---------------           ------------
Total expenses                              $     3,352              $    3,372
                                          ---------------           ------------
Other income (expenses)
Interest expenses                                (4,094)                 (4,060)
                                          ---------------           ------------
Net loss                                    $    (7,445)             $   (7,432)
                                          ===============           ============
Loss per share                              $      .001              $     .001
                                          ===============           ============
Weighted average shares outstanding          25,497,965              25,497,965
                                          ===============           ============

                 See accompanying notes to financial statements

                          SEMPER RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                        For the Three Months Ended March 31,
                                                        -----------------------------------
                                                            2000                   1999
                                                         -----------            ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $   (7,445)         $    (7,432)
Adjustments to reconcile net loss to net cash used by
operating activities:
Amortization
Changes in assets and liabilities:                             1,852                1,852
Accounts payable and accrued liabilities
                                                               5,593                5,580
                                                         -----------        -------------
Net cash (used in) operating activities                  $         0        $           0
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided (used) in financing                              0                    0
                                                         -----------        -------------
Net increase (decrease) in cash                          $         0        $           0
Cash and cash equivalents, at beginning of period              1,386                1,380
                                                         -----------        -------------
Cash and cash equivalents, at end of period              $     1,386        $       1,380
                                                         ===========        =============


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

     Results of operations for the three months ended March 31, 2000 and 1999, are not necessarily indicative of results to be achieved for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     There were no revenues for the three months ended March 31, 2000 or March 31, 1999 as the sole business activity of the Company was its search for a business to acquire and the acquisition of certain timber concessions and the planning for their development.

     Operating expenses decreased by $20 or .1% to $3,352 from $3,372 for the three months ended March 31, 1999. This decrease is the result of a decline in general and administrative expenses.

     Interest expense increased by $34 or .1% to $4,094 from $4,060 for the three months ended March 31, 1999 reflecting a small increase in borrowings.

     As a result of the foregoing, the Company's net loss increased by $13 to $7,445 for the three months ended March 31, 2000 from $7,432 for the three months ended March 31, 1999.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its operating losses and capital requirements through loans and advances from its shareholders. As of March 31, 2000, the Company had a cash balance of $1,386 and a deficit working capital of $393,738. This compares with cash of $1,386 and a deficit in working capital of $388,144 for the corresponding period of the prior year.

     Net cash used in operating activities was $0 for both the three months ended March 31, 2000 and 1999, respectively. While the net operating loss was slightly greater for the three months ended March 31, 2000, it was entirely offset by an increase in operating assets.

     There was no financing or investment activity for either the three months ended March 31, 2000 or March 31, 1999.

     As of March 31, 2000, the Company had a demand loan payable to a shareholder of $50,000, and a demand loan payable to a third party of $50,000, plus advances from shareholders of $14,343.

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

          None
                                       8

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                           SEMPER RESOURCES CORPORATION

                                           /s/ Robert A. Dietrich
                                          --------------------------------------
                                           Robert A. Dietrich, President
                                           Chief Executive Officer and
                                           Chief Financial Officer
May 10, 2000