Form 10QSB
period 2000-06-30
SEMPER RESOURCES CORP
filed 2000-07-31
CIK 863139

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                         Commission File Number 0-18565

                          SEMPER RESOURCES CORPORATION
        ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                         93-0947570
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              11150 West Olympic Blvd., #810, Los Angeles, CA 90064
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 857-1133
                           ---------------------------
                           (Issuer's telephone number)


              (Former name, former address and formal fiscal year,
                         if changed since last report)

     Checkwhether  the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                           ---   ----

     As of April 15, 2000, 25,497,965 shares of Common Stock of the issuer were outstanding.

                          SEMPER RESOURCES CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                                                           Page
                                                                          ------
PART I - FINANCIAL INFORMATION

ITEM 1 .  Financial Statements

             Balance Sheet as of June 30, 2000 and
             December 31, 1999 ...........................................    3

             Statements of Operations for the three months
             and six months ended June 30, 2000 and 1999..................    4

             Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999.......................................    5

             Notes to Consolidated Financial Statements...................    6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations.......    7

PART II - OTHER INFORMATION...............................................    8

         Signatures.......................................................    9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                                 BALANCE SHEETS


Assets                                          June 30, 2000      December 31, 1999
                                               ---------------     -----------------

Current Assets:
Cash                                                   $ 1,386              $ 1,386
                                               ----------------    -----------------
Total current assets                                     1,386                1,386
Property & equipment, net                                    0                    0
Other assets:
Joint venture timber concessions                     7,098,948            7,098,948
Goodwill, net                                           75,295               78,998
                                               ----------------    -----------------
Total other assets:                                 $7,174,243          $ 7,177,946
                                               ----------------    -----------------
Total assets                                        $7,175,629          $ 7,179,332
                                               ----------------    -----------------
Liabilities and Stockholders Equity

Current liabilities
Accounts payable                                     $ 130,489            $ 127,109
Accrued expenses                                       155,532              148,078
Advances from related parties                           14,343               14,323
Notes payable                                           50,000               50,000
Notes payable due related parties                       50,000               50,000
                                               ----------------    -----------------
Total current liabilities                            $ 400,364            $ 389,530
Stockholders' Equity
Series A 12% convertible preferred stock,
$.001 par value, 15,000 shares authorized,
70 shares issued and outstanding,
stated at liquidation value
Common stock, $.001 par value, 100,000,000
shares authorized,                                   $ 70,000             $ 70,000
25,497,965 issued and outstanding
Additional paid in capital
Accumulated deficit                                     25,498               25,498
Deficit accumulated during the development stage    10,557,385           10,557,385
                                                    (2,471,991)          (2,471,991)

                                                    (1,405,627)          (1,391,090)
                                               ----------------    -----------------
Total Stockholders' Equity                         $ 6,775,265          $ 6,789,802
                                               ----------------    -----------------
                                                   $ 7,175,629          $ 7,179,332
                                               ================    =================

                        See Notes to Financial Statements

                          SEMPER RESOURCES CORPORATION
                             STATEMENT OF OPERATIONS


                                       Three Months Ended                  Six Months Ended
                                            June 30,                           June 30,
                                  -----------------------------   -----------------------------
                                       2000           1999            2000             1999
                                  -------------  --------------   ------------   --------------

Revenues
Sales                              $         -   $          -     $         -    $          -
                                  -------------  -------------    ------------   --------------
Expenses
Selling, general & administrative  $     1,500   $      1,659     $     3,000    $      3,014
Amortization & depreciation              1,852          2,469           3,704           3,704
                                  -------------  -------------    ------------   --------------
Total expenses                     $     3,352   $      4,128     $     6,704    $      6,718
                                  -------------  -------------    ------------   --------------
Other income (expenses)
Interest expense                        (3,740)        (4,102)         (7,833)         (8,162)
                                  -------------  -------------    ------------   --------------
Net loss                           $    (7,092)  $     (7,447)    $   (14,537)   $    (14,880)
                                  =============  =============    ============   ==============
Loss per share                     $     0.001   $      0.001     $     0.001    $      0.001
                                  =============  =============    ============   ==============
Weighted average shares
outstanding                         25,497,965     25,257,965      25,497,965      25,497,965
                                  =============  =============    ============   ==============

                       See Notes to Financial Statements

                          SEMPER RESOURCES CORPORATION
                             STATEMENT OF CASH FLOWS

                                                        For the Six Months
                                                           Ended June 30,
                                                   ----------------------------
                                                      2000             1999
                                                   ----------       -----------
Cash Flows from operating activities:
Net loss                                             $ (14,537)     $ (14,879)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization                                             3,704          3,704
Changes in assets and liabilities:
Accounts payable and accrued liabilities                10,833         11,161
                                                   -------------   -------------
Net cash (used in) operating activities              $       0      $     (14)
                                                   -------------   -------------
Cash Flows from financing activities:
Advances / Loan proceeds from related parties        $       0      $      20
                                                   -------------   -------------
Net cash provided (used) in financing                        0             20
                                                   -------------   -------------
Net increase (decrease) in cash                      $       0      $       6
Cash and cash equivalents, at beginning of period    $   1,386      $   1,380
                                                   -------------   -------------
Cash and cash equivalents, at end of period          $   1,386      $   1,386
                                                   =============   =============

                       See Notes to Financial Statements

                          SEMPER RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     The financial statements have been prepared by the Company without audit and are subject to year-end adjustment. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These interim statements should be read in conjunction with the audited financial statements reflected all adjustments (which include only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the Company's financial position, results of operations and cash flows.

     Results of operations for the three months and six months ended June 30, 2000 and 1999, are not necessarily indicative of results to be achieved for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended June 30

     There were no revenues for either the three months ended June 30, 2000 or June 30, 1999 as the sole business activity of the Company was its search for a business to acquire and the acquisition of certain timber concessions and the planning for their development.

     Operating expenses decreased by $355, or 4.8% to $7,092 from $7,447 for the three months ended June 30, 1999. This decrease is the result of a reduction in general and administrative costs of $159, a decrease in amortization of $617 and a decrease in interest expense of $362.

Six Months Ended June 30

     There were no revenues for either the six months ended June 30, 2000 or June 30, 1999 as the sole business activity of the Company was its search for a business to acquire and the acquisition of certain timber concessions and the planning for their development.

     Operating expenses decreased by $343 or 2.3% to $14,537 from $14,879 for the six months ended June 30, 1999. This decrease is the result of a reduction in general and administrative costs of $14 and a reduction of $329 in interest expense.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of stock and loans from its shareholders. As of June 30, 2000 the Company had a cash balance of $1,386 and working capital deficit of $398,978. This compares with cash of $1,386 and a working capital deficit of $388,144 for the corresponding period of the prior year.

     Net cash used in operating activities decreased to $0 from $14 for the six months ended June 30, 2000 and 1999 respectively. The decrease in cash used in operations resulted from reduced net operating loss that was partially offset by a reduction in accounts payable and accrued liabilities.

     Net cash provided by financing activities decreased to $0 from $20 for the six months ended June 30, 2000 and 1999, respectively. This decrease is attributable to a reduction in advances from a shareholder.

     At June 30, 2000, the Company had a demand loan payable to a shareholder of $50,000; a demand loan payable to a third party of $50,000 and advances from shareholders of $14,323.

     The Company has experienced significant operating losses throughout its history. The Company's ability to survive is dependent on its ability to raise capital through the issuance of stock or borrowing of additional funds without which the Company will have insufficient funds to operate for the next twelve months.

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


                                       SEMPER RESOURCES CORPORATION

                                       /s/ Robert Dietrich
                                       ----------------------------------
                                       Robert A. Dietrich, President and
                                       Chief Executive Officer
Date: July 31, 2000
                                       /s/ Ray Besharaty
                                       ----------------------------------
                                       Ray Besharaty, Chief Financial Officer

Date: July 31, 2000