Form 10QSB
period 2000-09-30
SEMPER RESOURCES CORP
filed 2000-11-20
CIK 863139

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                         Commission File Number 0-18565

                          SEMPER RESOURCES CORPORATION
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                       93-0947570
           ------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              11150 West Olympic Blvd., #810, Los Angeles, CA 90064
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 479-5430
                                 --------------
                           (Issuer's telephone number)


   (Former name, former address and formal fiscal year, if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past ninety (90) days.   Yes [X]  No [ ]

         As of April 15, 2000, 25,497,965 shares of Common Stock of the issuer were outstanding.

                          SEMPER RESOURCES CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM 1 .  Financial Statements

     Balance Sheet as of September 30, 2000 and
     December 31, 1999 .....................................................   3

     Statements of Operations for the three months
     and nine months ended September 30, 2000 and 1999......................   4

     Statements of Cash Flows for the nine months ended
     September 30, 2000 and 1999............................................   5

     Notes to Consolidated Financial Statements.............................   6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations..........  7

PART II - OTHER INFORMATION..................................................  8

     Signatures..............................................................  9


                                   PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    SEMPER RESOURCES CORPORATION
                                           BALANCE SHEETS

Assets                                                       September 30,    December 31,
-----                                                            2000              1999
                                                             -------------    -------------
Current Assets:
         Cash                                                $      1,886     $      1,386
                                                             -------------    -------------
Total current assets                                                1,886            1,386
Property & equipment, net                                               0                0
Other assets:
         Joint venture timber concessions                       7,098,948        7,098,948
         Goodwill, net                                             73,443           78,998
                                                             -------------    -------------

Total other assets:                                          $  7,172,391     $  7,177,946
                                                             -------------    -------------

         Total assets                                        $  7,174,277     $  7,179,332
                                                             -------------    -------------

Liabilities and Stockholders Equity
-----------------------------------

Current liabilities
         Accounts payable                                    $    192,918     $    127,109
         Accrued expenses                                         155,532          148,078
         Advances from related parties                             14,343           14,323
         Notes payable                                             50,000           50,000
         Notes payable due related parties                         50,000           50,000
                                                             -------------    -------------

Total current liabilities                                    $    462,793     $    389,530

Stockholders' Equity
         Series A 12% convertible preferred stock,
           $.001 par value, 15,000 shares authorized,
           70 shares issued and outstanding, stated at
           liquidation value                                 $     70,000     $     70,000
         Common stock, $.001 par value,
           100,000,000 shares authorized, 25,607,965
           issued and outstanding                                  25,608           25,498
         Additional paid in capital                            10,584,775       10,557,385
         Accumulated deficit                                   (2,471,991)      (2,471,991)
         Deficit accumulated during the development stage      (1,497,008)      (1,391,090)
                                                             -------------    -------------

Total Stockholders' Equity                                   $  6,711,484     $  6,789,802
                                                             -------------    -------------

                                                             $  7,174,277     $  7,179,332
                                                             =============    =============

                                  See Notes to Financial Statements



                                         SEMPER RESOURCES CORPORATION
                                            STATEMENT OF OPERATIONS

                                              Three Months Ended               Nine Months Ended
                                                September 30,                     September 30,
                                       ------------------------------    ------------------------------
                                           2000             1999             2000              1999
                                       -------------    -------------    -------------    -------------
Revenues
Sales                                  $          -     $          -     $          -     $          -
                                       -------------    -------------    -------------    -------------

Expenses
Selling, general & administrative      $     89,429     $      1,500     $     92,429     $      4,514
Amortization & depreciation                   1,852            1,852            5,556            5,555
                                       -------------    -------------    -------------    -------------

Total expenses                          $    91,281     $      3,352     $     97,985     $     10,069
                                       -------------    -------------    -------------    -------------
Other income (expenses)
         Interest expense                                     (4,118)          (7,833)         (12,280)
                                       -------------    -------------    -------------    -------------

Net loss                               $    (91,281)    $     (7,470)    $   (105,818)    $    (22,349)
                                       =============    =============    =============    =============

Loss per share                         $      0.004     $      0.001     $      0.004     $      0.001
                                       =============    =============    =============    =============

Weighted average shares outstanding      25,607,965       25,497,965       25,497,965       25,497,965
                                       =============    =============    =============    =============

                                       See Notes to Financial Statements


                                    SEMPER RESOURCES CORPORATION
                                       STATEMENT OF CASH FLOWS


                                                 For the Nine Months Ended September 30,
                                                 ---------------------------------------
                                                            2000          1999
                                                         ----------    ----------
Cash Flows from operating activities:
         Net loss                                        $(105,818)    $ (22,349)


Adjustments to reconcile net loss to net cash
used by operating activities:
         Amortization                                        5,555         5,555
Changes in assets and liabilities:
         Accounts payable and accrued liabilities           73,263        16,780
                                                         ----------    ----------

Net cash (used in) operating activities                  $ (27,000)    $     (14)
                                                         ----------    ----------

Cash Flows from financing activities:
         Sale of common stock                            $  27,500     $      20
                                                         ----------    ----------

         Net cash provided (used) in financing           $  27,500            20
                                                         ----------    ----------

Net increase (decrease) in cash                          $     500     $       6

Cash and cash equivalents, at beginning of period        $   1,386     $   1,380
                                                         ----------    ----------

Cash and cash equivalents, at end of period              $   1,886     $   1,386
                                                         ==========    ==========

                                  See Notes to Financial Statements

                          SEMPER RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         The financial statements have been prepared by the Company without audit and are subject to year-end adjustment. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These interim statements (which include only normal recurring adjustments) should be read in conjunction with the audited financial statements which reflected all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position, results of operations and cash flows.

         Results of operations for the three months and nine months ended September 30, 2000 and 1999, are not necessarily indicative of results to be achieved for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30

         There were no revenues for either the three months ended September 30, 2000 or September 30, 1999 as the sole business activity of the Company was its search for an operating business to acquire into the Company.

         Operating expenses increased by $87,929, to $91,281 from $1,500 for the three months ended September 30, 2000. This increase is the result of an increase in general and administrative costs.

Nine Months Ended September 30

         There were no revenues for either the nine months ended September 30, 2000 or September 30, 1999 as the sole business activity of the Company was its search for a business to acquire and the acquisition of certain timber concessions and the planning for their development.

         Operating expenses increased by $86,816 to $97,985 from $10,069 for the nine months ended September 30, 2000. This increase is the result of an increase in general and administrative costs.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         For the past eighteen months, the Company has funded its operating losses and capital requirements through the sale of stock and loans from its shareholders. As of September 30, 2000 the Company had a cash balance of $1,886 and working capital deficit of $460,907. This compares with cash of $1,386 and a working capital deficit of $398,978 for the corresponding period of the prior year.

         Net cash used in operating activities increased to $27,000 from $14 for the nine months ended September 30, 2000 and 1999 respectively. The increase in cash used in operations resulted from increased net operating loss that was partially offset by an increase in accounts payable and accrued liabilities.

         The Company has been attempting to negotiate with third parties to acquire an operating business into the Company. The Company entered into preliminary negotiations with Norad Corporation, a Washington corporation. During the interim period of such negotiations, the principal of Norad Corporation, Galen Loven, was appointed as the Chief Executive Officer of the Company. Effective as of October 23, 2000, Mr. Loven resigned from all positions as an employee and officer with the Company. The Company does not presently have any agreements with any third parties to acquire a business into the Company. The Company continues to look for such a business opportunity, but there can be no assurances when or if the Company will be successful in entering into any such agreement.

         Net cash provided by financing activities increased to $27,500 from $20 for the nine months ended September 30, 2000 and 1999, respectively. This increase is attributable to sale of common stock.

         At September 30, 2000, the Company had a demand loan payable to a shareholder of $50,000; a demand loan payable to a third party of $50,000 and advances from shareholders of $14,323.

         The Company has experienced significant operating losses throughout its history. The Company's ability to survive is dependent on its ability to raise capital through the issuance of stock or borrowing of additional funds without which the Company will have insufficient funds to operate for the next twelve months.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

         The Company is a defendant, along with Sands Brothers & Co., Ltd., Mark Hollo and Carol Lewis, in an action brought by Kenneth M. Kraus in the Supreme Court of the State of New York, Count of New York, Case No. 6000448199. Mr. Hollo and Ms. Lewis may be deemed to be principal beneficial stockholders of the Company. The First Cause of Action of the Amended Complaint purports to state a claim against the Company for breach of a subscription agreement relating to the purchase of the shares of the Company's stock by Kraus for failure to register said shares. It seeks damages of no less than $333,000 with respect thereto. The Second Cause of Action alleges violation of Nevada Revised Statute 78.105 for failure to allow Kraus, a stockholder, to inspect corporate documents and records. It seeks an order that such items be made available for inspection. The Third and Fourth Causes of Action are stated against other defendants, not the Company. The Company has filed an Answer to the Amended Complaint denying liability and raising affirmative defenses. Management intends to vigorously defend this action. Because discovery is at an early stage and not all facts are known which might affect the outcome, no assurances with respect to thereto can be made.


Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         (c) On October 10, 2000, the Company issued an aggregate of 110,000 shares of Common Stock to two (2) accredited investors for an aggregate purchase price of $27,500, or $0.25 per share. The Company believes that these securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         a.       Exhibits

                  1.       27.1 Financial Data Schedule

         b.       Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                             SEMPER RESOURCES CORPORATION

                                             /s/ Herbert S. Perman
                                             -----------------------------------
                                             Herbert S. Perman, Secretary
Date: November 20, 2000