Form 10KSB
period 2000-12-31
SEMPER RESOURCES CORP
filed 2001-05-14
CIK 863139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

                                December 31, 2000

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

The number of shares of Common Stock outstanding as of May 4, 2001 was 25,633,600. As of such date, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $1,947,300 based on the average high and low bid prices for such common stock as reported on the NASD Bulletin Board.

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

         Transitional Small Business Disclosure Format (Check One): Yes   No  X
                                                                       ---  ----

                                TABLE OF CONTENTS

                                                                        Page
                                                                       -------

PART I

         ITEM 1. DESCRIPTION OF BUSINESS...............................   3
         ITEM 2. DESCRIPTION OF PROPERTIES.............................   3
         ITEM 3. LEGAL PROCEEDINGS.....................................   3
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITY HOLDERS...................................   4

PART II

         ITEM 5. MARKET FOR COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS...........................   4
         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS..................   4
         ITEM 7. FINANCIAL STATEMENTS..................................   5
         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE................   5

PART III

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                 AND CONTROL PERSONS; COMPLIANCE WITH
                 SECTION 16(a) OF THE EXCHANGE ACT.....................   5
         ITEM 10.EXECUTIVE COMPENSATION................................   6
         ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT.................................   6
         ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........   7
         ITEM 13.EXHIBITS AND REPORTS OF FORM 8-K......................   7

                 SIGNATURES............................................   9

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

Following the Acquisition, on October 7, 1995 the Company acquired from Resources of the Pacific Ltd. ("ROP Ltd"), a subsidiary of ROP, all of its rights, title and interest in certain joint venture timber concessions (the "Timber Rights") for the development of timber located in Fiji (the "Timber Acquisition") in exchange for 1,350,000 shares of the Company's common stock and ROP divested its entire interest in ROP Ltd. Subsequently, the Company changed its name to Semper Corporation. This investment was deemed "impaired" during the year ended December 31, 2000 and its value written off because there has been no harvesting of timber since the acquisition and management has no current plans for such operations. At present, the Company is inactive except for its efforts to find a company with which to merge or acquire.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company neither leases or owns any property. It is currently given office space, rent free, by a shareholder of the Company.

ITEM 3.  LEGAL PROCEEDINGS

On June 6, 2000, Kenneth M. Krauss filed suit in the Supreme Court of the State of New York against the Company and various other persons and entities claiming a breach of contract for the failure of the Company to register his shares; failure to allow inspection of the Company's books and records and fraud and seeks compensatory damages of $333,000 from the Company and additional compensatory and punitive damages from the other parties. Trial in this matter is scheduled for June, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 2000; and none have been submitted since.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Since February of 1992, the Company's common stock has been listed on the O-T-C Bulletin Board. However, the market for these securities is extremely limited and sporadic. The Company trades under the symbol SRCR.

On May 4, 2001, the closing bid price of the common stock was $.05.

HOLDERS

The number of record holders of the Company's common stock as of May 4, 2001 was
449. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

DIVIDENDS

The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

PLAN OF OPERATION

The Company had not engaged in any material operations since 1991.

RESULTS OF OPERATIONS

The Company received no revenue in either the calendar year ended December 31, 2000, or calendar year ended December 31, 1999.

The Company has a net loss of $7,360,886 for the year ended December 31, 2000 compared to a net loss of $46,846 for calendar year 1999. For the year ended December 31, 2000, the Company incurred interest expense of $12,000 and general and administrative expenses of $190,347. A significant portion of the general and administrative expenses ($151,000) was incurred in defending the Company in the lawsuit filed by Kenneth Krauss (see Item 3. Legal Proceedings). The balance of the expenses were incurred in bringing the Company's SEC filings current and in its ongoing search for a company with which to merge or acquire. For calendar year 1999, the Company incurred interest expense of $12,000 and general and administrative expenses of $30,424, all of which were incurred in the Company's search for a Company with which to merge or acquire.

During the year ended December 31, 2000, the Company also recorded an impairment expense of $7,098,948 by which the Company reduced the carrying value of its timber concession in Fiji to zero. This was done because there has been no harvesting activity since the concession was acquired and because management has no current plan to harvest any timber.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had cash of $951 and a working capital deficit of $555,584. This compares with cash of $1,396 and a working capital deficit of $371,142 as of December 31, 1999.

For the year ended December 31, 2000, the net cash used in operating activities was $27,935 compared to $6 of cash provided by operating activities for the year ended December 31, 1999. This difference is attributable to a larger net operating loss which was partially offset by non-cash charges and changes in current accounts.

For the year ended December 31, 2000, the Company had $27,500 from financing activities all for the sale of stock. There was no financing activities for the years ended December 31, 1999.

There were no investing activities for either year.

As of December 31, 2000, the Company had borrowed an aggregate of $50,000 from a shareholder and $50,000 from outside parties. These loans are repayable on demand with interest at twelve percent per annum. In addition, related parties have advanced $14,343 which is repayable on demand.

The Company does not have sufficient resources to meet operations for the next twelve months. Since its inception, the Company has incurred losses and has a deficit. Although management hopes to obtain additional financing from future private offerings, there is no assurance that the Company will obtain such additional financing. The failure to obtain additional financing may require the Company to cease operations and liquidate.

ITEM 7.  FINANCIAL STATEMENTS.

The Company's financial statements are presented under Item 13 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following are the Officers and Directors of the Company as of December 31, 1999:

    Name                    Age              Position Held with Company
  --------                 -----            -----------------------------

Mark F.  Jordan             46       President, CEO, Secretary / Treasurer , CFO
                                     and Director
Edwin H.  Jones III         61       Director

Directors and Executive Officers

Mark F. Jordan was elected on the Company's President, Chief Executive Officer, Secretary / Treasurer, Chief Financial Officer and Director on May 1, 2001. From 1984 to 1999, Mr. Jordan was the president and owner of Gatsby Spas, Inc. In September 1999, Mr. Jordan founded Bank I Card Services, Inc. , an organization which markets various business services to merchants throughout the United States. Mr. Jordan held a B.S. degree in Business Administration from the University of Florida.

Edwin H. Jones III - Mr. Jones was elected to the Board of Directors of the Company in 2000. Since 1987 Mr. Jones has been an active principal in gold mining activities in Utah, California and Nevada. In addition, he has been a principal in treasure / salvage operations in the U.S. and the Phillipines for the past three years. Mr. Jones is a graduate of UCLA holding a degree in both business management and psychology.

Control Persons:

International Bell, Inc., the holder of 49.03% of the Company's common stock is owned by Mr. Mark G. Hollo. Mr. Hollo is an investment banker and is a Managing Director of Sands Brothers & Co. Ltd., New York investment banking firm.

Carol S. Lewis, the owner of 35.77% of the Company's common stock. Ms. Lewis is a homemaker and the wife of Charlie Lewis, the owner of an entity which provides office space to the Company at no cost.

Compliance with Section 16(a) of the Exchange Agreement

None of the current officers and directors have filed the forms necessary to comply with the requirements of Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

During fiscal 2000 and fiscal 1999, no officer or director was paid more than $100,000.

Director Compensation

Non-employee directors of the Company receive no cash compensation for their services to the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RECORD AND BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK

The following table sets forth, as of May 4, 2001 certain information regarding the ownership of voting securities of each person known by the Company to be a beneficial owner of five percent or more of the outstanding voting securities, each of the Directors of the Company and all Officers and Directors as a group.

                                                     Percentage of Shares
 Name and Address of        Shares of Common Stock    of Common Stock
 Beneficial Owner           Beneficially Owned (1)   Beneficially Owned
---------------------      ------------------------ ---------------------
International Bell, Inc.        12,569,000                  49.03%
Carol S. Lewis                   9,170,000                  35.77%
Mark F.  Jordan                          0                      0
Edwin Jones III                          0                      0
                              --------------           ------------

All executive officers and
directors as a group
(3 persons)                              0                     0%
                              ==============           ============

(C)  CHANGE IN CONTROL

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     International Bell, Inc., the Company's largest shareholder, has loaned the Company $50,000 in the form of a 12% per annum promissory note, payable on demand. Interest on the loan has been accrued but unpaid as of December 31, 2000. International Bell, Inc. and Ms. Lewis have made cash advances to the Company totaling $14,343.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this Form 10-KSB at the page indicated.
                                                                     Page Number
                                                                     -----------
(a)  (i) Financial Statements

         Auditor's Report as of April 26, 2001.....................        F-1

         Consolidated Balance Sheets - December 31, 2000
            and 1999...............................................        F-2

         Consolidated Statement of Operations - For the years
            ended December 31, 2000 and 1999.......................        F-3

         Statement of Shareholder's Equity - For the years ended
            December 31, 2000 and 1999.............................        F-4

         Statement of Cash Flows - For the years ended December 31,
            2000 and 1999..........................................        F-5

         Consolidated Notes to Financial Statements................  F-6 - F-8

(a)  (ii)  Consolidated Schedules - None.

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)  (iii) Exhibits

                                                                 Sequential Page
  Number                                 Description                 Number
  ------                                 -----------             ---------------

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

-----------

* Incorporated by reference pursuant to Exchange Act Rule 12b-23.

** Incorporated by reference from previous filings.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SEMPER RESOURCES CORP.


Dated: May 10, 2001                  By: /s/ Mark F. Jordan
                                        ----------------------------------------
                                        MARK F.  JORDAN, Chief Executive Officer
                                        and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: May 10, 2001                        By: /s/ Mark F. Jordan
                                              ------------------------
                                              MARK F. JORDAN
                                              Director

Dated: May 10, 2001                        By: /s/ Edwin H. Jones III
                                              ------------------------
                                              EDWIN H. JONES III
                                              Director

                          SEMPER RESOURCES CORPORATION

                   Index to Consolidated Financial Statements


                                                                                Page
                                                                               ------

Auditor's Report as of April 26, 2001                                            F-1

Consolidated Balance Sheets - December 31, 2000 and 1999                         F-2

Consolidated Statement of Operations - For the years ended
  December 31, 2000 and 1999                                                     F-3

Statement of Shareholder's Equity - For the years ended
   December 31, 2000 and 1999                                                    F-4

Statement of Cash Flows - For the years ended December 31, 2000 and 1999         F-5

Consolidated Notes to Financial Statements                                 F-6 - F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Semper Resources Corporation

We have audited the accompanying consolidated balance sheet of Semper Resources Corporation as of December 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Semper Resources Corporation as of December 31, 2000, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in
Note 2 to the consolidated financial statements, the Company's losses and dependence on outside financing raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans concerning these matters are described in Note 2.


/s/ Malone & Bailey, PLLC
Houston, Texas

April 26, 2001

                      SEMPER RESOURCES CORPORATION
                                  BALANCE SHEET
                                December 31, 2000


         ASSETS

  Cash                                                             $       951
                                                                   -----------
      Total assets                                                 $       951
                                                                   ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                 $   282,114
  Accrued expenses                                                     160,078
  Advances - related party                                              14,343
  Notes payable                                                         50,000
  Notes payable - related party                                         50,000
                                                                   -----------
         Total current liabilities                                     556,535

CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Series A 12% preferred stock,
    15,000 shares authorized, 70 shares
    issued and outstanding                                             70,000
  Common stock, $0.001 par value, 100,000,000 shares
      authorized, 25,607,965 shares
    issued and outstanding                                             25,608
  Additional paid-in capital                                       10,584,775
  Deficit                                                         (11,235,967)
                                                                  ------------

         Total Stockholders' Deficit                                 (555,584)
                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $       951
                                                                  ============

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                          SEMPER RESOURCES CORPORATION
                             STATEMENT OF OPERATIONS
                        For the Years Ended December 31,



                                                      1999              2000
                                                  -------------    -------------
Revenues                                                  $  -             $  -
Cost of revenues                                             -                -
                                                  -------------    -------------
Gross margin                                                 -                -
General and administrative                              30,424          190,347
                                                  -------------    -------------
Loss from operations                                   (30,424)        (190,347)
                                                  -------------    -------------
Interest expense                                       (16,422)         (12,000)
                                                  -------------    -------------
Net Loss                                               (46,846)        (202,347)
                                                  =============    =============

Basic loss per share:                                   $ 0.00         $ (0.01)


Basic weighted shares outstanding:                  25,407,965      25,522,677




               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                          SEMPER RESOURCES CORPORATION
                       STATEMENT OF STOCKHOLDERS' DEFICIT
              Period from January 1, 1998 through December 31, 2000


                       Series A
                       Preferred                 Common Stock
                                                                       Paid in
                  Shares      Amount         Shares         Amount     Capital          Deficit
                 ---------  -----------   ------------   ----------  --------------  -------------

Bal. At Dec. 31,
1998                   70      $70,000     25,497,965      $25,498      $10,557,385   $(10,986,774)
Net loss                                                                                   (46,846)
                 ---------  -----------   ------------   ----------  --------------  --------------
Bal. at Dec. 31,
1999                   70       70,000     25,497,965       25,498       10,557,385    (11,033,620)
Sale of stock,
Oct. 2000
                                              110,000          110           27,390
Net loss                                                                                  (202,347)
                 ---------  -----------   ------------   ----------  --------------- ---------------
Bal. at Dec. 31,
2000                   70      $70,000     25,607,965      $25,608      $10,584,775   $(11,235,967)
                 =========  ===========   ============   ==========  =============== ===============



               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                          SEMPER RESOURCES CORPORATION
                             STATEMENT OF CASH FLOWS
                        For the Years Ended December 31,


                                                           1999          2000
                                                        ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(46,846)     $(202,347)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                             7,407          7,407
Changes in current assets and liabilities:
  Accounts payable                                         24,472        155,005
  Accrued expenses                                         14,973         12,000
                                                       -----------   -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                6       (27,935)
                                                       -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITES
Issuance of stock                                                         27,500
                                                       -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITES                        -         27,500
                                                       -----------   -----------

NET INCREASE (DECREASE) IN CASH                                 6          (435)
Cash, beginning of period                                   1,380          1,386
                                                       -----------   -----------
Cash, end of period                                        $1,386          $ 951
                                                       ===========   ===========


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                          SEMPER RESOURCES CORPORATION
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                          SEMPER RESOURCES CORPORATION
                   NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The consolidated financial statements presented are of Semper Resources Corporation ("Company")and Resources of the Pacific, Inc. its wholly owned subsidiary. The Company was organized under the laws of the State of Nevada in April 1987.

The Company currently has no operations and plans to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Impairment

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Goodwill

Goodwill is amortized on a straight-line basis over 15 years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Management determined that an impairment occurred based on lack of operations. Accordingly, the Company has written off the unamortized portion of the asset.

Basic and Diluted Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by dividing the net loss, by the weighted average number of common shares outstanding plus potential dilutive securities. The potential dilutive securities had an anti-dilutive effect for both years, accordingly diluted earnings per share is not shown.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

NOTE 2 - GOING CONCERN

As of December 31, 2000 and 1999, the Company has incurred losses and has a deficit. The Company's management expects to obtain additional financing from future private offerings to fund cash requirements. There can be no assurance that the Company will obtain such additional financing. The failure of the Company to adjust its business plan, may require the Company to adjust its current course of action, or may require the Company to cease operations and liquidate. As a result of the foregoing, there is substantial doubt about the Company's ability to continue as going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RESTATEMENT

In 1996, the Company acquired rights, title and interest in certain joint venture timber concessions for the development of timber in Fiji. The Company receives 60% of profits from the operations of the joint venture. The joint venture has not had any operations. The Company attempted to sell its interests in the joint venture without success. Accordingly, the financial statements as of December 31, 1998 have been restated to reflect the impairment of this asset.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has a note payable of $50,000, with a stockholder, that was outstanding as of December 31, 2000 and 1999, respectively. The note bears interest at 12% and is payable on demand.

The Company has advances of $14,343 to an officer outstanding as of December 31, 2000 and 1999, respectively.

NOTE 5 - NOTES PAYABLE

The Company has an unsecured note payable for $50,000 that matured in March 1998. Due to the delinquency and according to the terms of the note the interest rate has increased from 12% to 18%.

NOTE 6 - STOCK OPTION PLAN

The Company has a non-qualified stock option plan whereby stock options may be granted to key employees, directors and executive officers designated by the Board of Directors at exercise prices equal to greater than fair market value. There are 105,000 shares reserved for issuance under this plan. At December 31, 2000 55,000 shares are available for grant under this plan.

NOTE 7 - CAPITAL STOCK

Holders of Series A preferred stock are entitled to a dividend of $120 per share per year, payable semi-annually in cash or stock (at $1.50 per share), at the Company's option, on November 15 and May 15 of each year. Series A preferred stock has a liquidation preference equal to $1,000 per share, are non-voting, and are subject to redemption, at the Company's option, at any time after December 31, 1998 at $1,000 per share plus any accrued dividends. Dividends in arrears were $52,988 and $44,588 as of December 31, 2000 and 1999, respectively.

NOTE 8 - CONTINGENCIES

The Company is subject to a legal proceeding that arose in the ordinary course of business. The Company cannot determine the liability, if any, that may result from this case.