Form 10QSB
period 2001-03-31
SEMPER RESOURCES CORP
filed 2001-05-15
CIK 863139

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ----

     As of May 15, 2001, there were 25,633,600 shares of the issuer's Common Stock, $.001 par value, outstanding.

                          SEMPER RESOURCES CORPORATION
                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of March 31, 2001 and
        December 31, 2000................................................... 3
        Statements of Operations for the Three Months Ended
        March 31, 2001 and 2000............................................. 4
        Statements of Cash Flows for the Three Months Ended
        March 31, 2001 and 2000............................................. 5
        Notes to Financial Statements....................................... 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................... 7

PART II - OTHER INFORMATION................................................. 7

        SIGNATURES.......................................................... 9

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                                 BALANCE SHEETS

                                             March 31, 2001   December 31, 2000
                                            ---------------   -----------------

ASSETS
Current Assets:
Cash                                            $    951         $     951
                                              ------------       ------------
Total assets:                                        951               951
                                              ============       ============
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable                              $  298,304         $ 282,114
Accrued expenses                                 163,078           160,078
Advances from related parties                     14,343            14,343
Notes payable                                     50,000            50,000
Notes payable to related parties                  50,000            50,000
                                              ------------       ------------
Total current liabilities                     $  575,725         $ 556,535
Stockholders' equity Series A 12%
convertible preferred stock, $.001
par value, 15,000 shares authorized, 70
shares issued and outstanding,                $   70,000         $  70,000
Common stock, $.001 par value,
100,000,000 shares authorized,
25,607,965 and 25,633,600
issued and outstanding, respectively
Additional paid in capital                       25,633             25,608
Accumulated deficit                          10,584,750         10,584,775
Deficit accumulated during the development
stage                                       (11,255,157)       (11,235,967)
                                            ------------       ------------
Total stockholders' equity                  $  (574,774)          (555,584)
                                            ------------       ------------
                                            $       951           $    951
                                            ============       ============


                 See accompanying notes to financial statements

                          SEMPER RESOURCES CORPORATION
                            STATEMENT OF OPERATIONS

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                     2001                2000
                                                   --------            ---------
Revenues
Sales                                                    -                    -
Expenses:
Selling, general and administrative               $ 16,190             $  1,500
Amortization and Depreciation                                             1,852
                                                  ----------           ---------
Total expenses                                    $ 16,190             $  3,352
                                                  ----------           ---------
Other income (expenses)
Interest expenses                                   (3,000)              (4,094)
                                                  ----------           ---------
Net loss                                          $(19,190)            $ (7,445)
                                                  ==========           =========
Loss per share                                    $   .001             $   .001
                                                  ==========           =========
Weighted average shares outstanding             25,633,600           25,633,600
                                               =============        ============


                 See accompanying notes to financial statements

                          SEMPER RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS


                                            For the Three Months Ended March 31,
                                            -----------------------------------
                                              2001                      2000
                                            -------                   --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                   $ (19,190)                 $ (7,445)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization Changes in assets and
liabilities:                                                             1,852
Accounts payable and
accrued liabilities                           19,190                     5,593
                                            ---------                 ---------
Net cash (used in) operating activities    $       0                  $      0
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided (used) in financing              0                         0
                                            ---------                 ---------
Net increase (decrease) in cash            $       0                  $      0
Cash and cash equivalents,
at beginning of period                           951                     1,386
                                            ---------                 ---------
Cash and cash equivalents,
at end of period                           $     951                  $  1,386
                                            =========                 =========


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

     Results of operations for the three months ended March 31, 2001 and 2000, are not necessarily indicative of results to be achieved for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL  CHANGES IN RESULTS  OF  OPERATIONS

     There were no revenues for the three months ended March 31, 2001 or March 31, 2000 as the sole business activity of the Company was its search for a business to acquire and the defense of a shareholder law suit.

     Operating expenses increased by $15,838 or .472.5% to $19,190 from $3,352 for the three months ended March 31, 2000. This increase is the result of increased legal fees for the defense against the shareholder lawsuit.

     Interest expense decreased by $1,094 or 26.7% to $3,000 from $4,094 for the three months ended March 31, 2000 reflecting a decrease in borrowings.

     As a result of the foregoing, the Company's net loss increased by $11,745 to $19,190 for the three months ended March 31, 2001 from $7,445 for the three months ended March 31, 1999.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its operating losses and capital requirements through loans and advances from its shareholders and extending accounts payable. As of March 31, 2001, the Company had a cash balance of $951 and a deficit working capital of $574,774. This compares with cash of $1,386 and a deficit in working capital of $393,738 for the corresponding period of the prior year.

     Net cash used in operating activities was $0 for both the three months ended March 31, 2000 and 1999, respectively. While the net operating loss was slightly greater for the three months ended March 31, 2000, it was entirely offset by an increase in operating assets.

     There was no financing or investment activity for either the three months ended March 31, 2001 or March 31, 2000.

     As of March 31, 2001, the Company had a demand loan payable to a shareholder of $50,000, and a demand loan payable to a third party of $50,000, plus advances from shareholders of $14,343.

     The Company has experienced significant operating losses throughout its history. Therefore, the Company's ability to survive is dependent on its ability to raise capital through the issuance of stock or borrowing of additional funds. Without the success of one of these options, the Company will not have sufficient cash to satisfy its working capital and investment requirements for the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

b.   Reports on Form 8-K

     None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                               SEMPER RESOURCES CORPORATION

                                /s/  Mark F. Jordan
                               ----------------------------
                               Mark F. Jordan, Chief Executive Officer and
                               Chief Financial Officer

 May 14, 2000