Form 10QSB
period 2001-06-30
SEMPER RESOURCES CORP
filed 2001-08-15
CIK 863139

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                         Commission File Number 0-18565

                          SEMPER RESOURCES CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                        93-0947570
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


              11150 West Olympic Blvd., #810, Los Angeles, CA 90064
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 857-1133
                            -------------------------
                           (Issuer's telephone number)


              (Former name, former address and formal fiscal year,
                          if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No ___

         As of April 14, 2001, 25,633,600 shares of Common Stock of the issuer were outstanding.

                          SEMPER RESOURCES CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                                                          Page
                                                                         ------
PART I - FINANCIAL INFORMATION

ITEM 1 .  Financial Statements

         Balance Sheet as of June 30, 2001 and
         December 31, 2000 ............................................      3

         Statements of Operations for the three months
         and six months ended June 30, 2001 and 2000...................      4

         Statements of Cash Flows for the six months ended
         June 30, 2001 and 2000........................................      5

         Notes to Consolidated Financial Statements....................      6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations....      7

PART II- OTHER INFORMATION.............................................      8

         Signatures....................................................      9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                                 BALANCE SHEETS


Assets                                          June 30, 2001  December 31, 2000
------                                          -------------  -----------------

Current Assets:
           Cash                                       $ 951              $ 951
                                                  ----------    ---------------

Total current assets                                    951                951
                                                  ----------    ---------------

Liabilities and Stockholders Equity

Current liabilities
           Accounts payable                        $308,144           $282,114
           Accrued expenses                         166,078            160,078
           Advances from related parties             20,343             14,343
           Notes payable                             50,000             50,000
           Notes payable due related parties         50,000             50,000
                                                  ----------    ---------------

Total current liabilities                          $594,565           $556,535

Stockholders' Equity
    Series A 12% convertible  preferred  stock,
    $.001 par value, 15,000 shares authorized,
    70 shares issued and outstanding, stated at
    liquidation value
    Common stock, $.001 par value, 100,000,000
    shares                                        $ 70,000            $ 70,000
    authorized, 25,607,969   and 25,633,600
    issued and outstanding respectively.
    Additional paid in capital                      25,633              25,608
    Accumulated deficit                         10,584,750          10,584,775
                                               (11,273,997)        (11,235,967)
                                               ------------     ---------------

Total Stockholders' Equity                        (593,614)           (555,584)
                                               ------------     ---------------

                                                       951                 951
                                               ============     ===============

                        See Notes to Financial Statements

                          SEMPER RESOURCES CORPORATION
                             STATEMENT OF OPERATIONS



                                        Three Months Ended       Six Months Ended
                                             June 30,                June 30,
                                      ---------------------    ---------------------
                                        2001          2000       2001         2000
                                      ---------    --------    --------    ---------

Revenues
Sales                                $       -     $      -    $       -     $     -
                                     ---------     ---------   ---------   ---------

Expenses
Selling, general & administrative    $  15,840                    32,030     $ 3,000
                                                   $  1,500

Amortization & deprication                         $  1,852    $  32,030     $ 3,704
                                    ----------     ---------   ---------   --------

Total expenses                       $  15,840     $  3,352    $  32,030     $ 6,704
                                    ----------     ---------   ---------   --------

Other income (expenses)
          Interest expense              (3,000)      (3,740)      (6,000)     (7,833)
                                    ----------     ---------   ---------   --------

Net loss                               (18,840)    $ (7,092)    $(38,030)   $(14,537)
                                    ==========     =========   =========   ========

Loss per share                       $   0.001     $  0.001     $  0.001    $  0.001
                                    ==========     =========   =========   ========

Weighted average shares outstanding 25,633,600   25,497,965   25,633,600  25,497,965
                                    ==========   ===========  ==========  ==========

                       See Notes to Financial Statements

                          SEMPER RESOURCES CORPORATION
                             STATEMENT OF CASH FLOWS


                                                    For the Six Months Ended June 30,
                                                    ---------------------------------
                                                         2001           2000
                                                       ----------     ---------

Cash Flows from operating activities:
    Net loss                                            (38,030)     $ (14,537)

Adjustments to reconcile net loss to net cash used
by operating activities:
    Amortization                                                         3,704
Changes in assets and liabilities:
    Accounts payable and accrued liabilities             32,030         10,833
                                                       -----------  ------------

Net cash (used in) operating activities                $  (6000)     $      (0)
                                                       -----------  ------------

Cash Flows from financing activities:
    Advances / Loan proceeds from related parties      $  6,000      $       0
                                                       -----------  ------------

    Net cash provided (used) in financing              $  6,000      $       0
                                                       -----------  ------------

    Net increase (decrease) in cash                    $      0      $       0

Cash and cash equivalents, at beginning of period      $    951      $   1,386
                                                       -----------  ------------

Cash and cash equivalents, at end of period            $    951      $   1,386
                                                       ===========  ============


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

         Results of operations for the three months and six months ended June 30, 2001 and 2000, are not necessarily indicative of results to be achieved for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended June 30

         There were no revenues for either the three months ended June 30, 2001 or June 30,2000 as the sole business activity of the Company was its search for a business to acquire and the defense of a shareholders lawsuit.

         Operating expenses increased by $12,488, to $15,840 for the three months ended June 30, 2001 from $3,352 for the three months ended June 30, 2000. This increase is the result of increased audit and legal fees which were partially offset by the elimination of depreciation as the company wrote-off its depreciable assets as of December 31, 2000.

         Interest expense decreased by $740 to $3000 for the three months ended June 30, 2001 from $3,740 for the corresponding period of the prior year, as there were fewer payables and notes on which interest accrued.

         As a result of the foregoing, the company is net loss for the three months ended June 30, 2001 increased by $11,748 to $18,840 from $7,092 for the corresponding period of the prior year.

Six Months Ended June 30

         There were no revenues for either the six months ended June 30, 2001 or June 30,2000 as the sole business activity of the Company was its search for a business to acquire and the defense of a shareholders lawsuit.

         Operating expenses increased by $25,326 to $32,030 for the six months ended June 30, 2001 from $6,704 for the six months ended June 30, 2000. This increase is the result of increased audit and legal fees which were partially offset by the elimination of depreciation as the company wrote-off its depreciable assets as of December 31, 2000.

         Interest expense decreased by $1,833 to $6,000 for the six months ended June 30, 2001 from $7,833 for the corresponding period of the prior year as there were fewer payables and notes on which interest accrued.

         As a result of the foregoing. The company's net operating loss for the six months ended June 30, 2001 increased by $23,493 to $38,030 from $14,537 for the corresponding period of the prior year.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of stock and loans from its shareholders. As of June 30, 2001 the Company had a cash balance of $951 and a working capital deficit of $593,614. This compares with cash of $1,386 and a working capital deficit of $398,978 for the corresponding period of the prior year.

         Net cash used in operating activities increased to $6000 from $0 for the six months ended June 30, 2001 and 2000 respectively. The increase in cash used in operations resulted from an increased net operating loss that was partially offset by an increase in accounts payable and accrued liabilities.

         Net cash provided by financing activities increased to $6,000 from $0 for the six months ended June 30, 2001 and 2000, respectively. This increase resulted from advances from a shareholder.

         At June 30, 2001, the Company had a demand loan payable to a shareholder of $50,000; a demand loan payable to a third party of $50,000 and advances from shareholders of $20,343.

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

          1.   None

     b.   Reports on Form 8-K

          None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                  SEMPER RESOURCES CORPORATION

                                  /s/ Mark F. Jordan
                                  -----------------------------
                                      Mark F. Jordan
                                      President,Chief Executive Officer, and
                                      Chief Financial Officer

Date: August 15, 2001