Form 10KSB
period 2003-12-31
SEMPER RESOURCES CORP
filed 2006-07-06
CIK 863139

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                           Commission File No. 0-18565


                          SEMPER RESOURCES CORPORATION
                 (Name of small business issuer in its charter)

      Nevada                                            93-0947570
-------------------------                       -------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                   Ten Cutter Mill Road, Great Neck, NY 11021
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: (561) 364-4364

Securities Registered Pursuant to Section 13 of the Act:


        Title of Each Class     Name of Each Exchange on Which Registered
              None                              None

Securities Registered Pursuant to Section 15(d) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during thepast twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ? No x -- - -----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x] The issuer's revenues for its most recent fiscal year were $0.00.

         As of May 31, 2006, 24,793,106 shares of Common Stock of the Registrant were outstanding. There was no market for the stock and accordingly there is no aggregate market value.


                       DOCUMENTS INCORPORATED BY REFERENCE


         No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.



                                TABLE OF CONTENTS

                                                                                                Page


PART I

         ITEM 1.  DESCRIPTION OF BUSINESS..................................................        3
         ITEM 2.  DESCRIPTION OF PROPERTIES................................................        4
         ITEM 3.  LEGAL PROCEEDINGS .......................................................        4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................        4

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY,
                  RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE
                  OF EQUITY SECURITIES.....................................................        4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS...............        5
         ITEM 7.  FINANCIAL STATEMENTS.....................................................        5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE...................................        5
         ITEM 8A. CONTROLS AND PROCEDURES..................................................        5

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT........................        6
         ITEM 10. EXECUTIVE COMPENSATION...................................................        6
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS....................        6
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION............................        7
         ITEM 13. EXHIBITS.................................................................        7
         ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES..................................        7
SIGNATURES.................................................................................        7

CERTIFICATIONS.............................................................................

FINANCIAL STATEMENTS.....................................................................F-1  -  F-9

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

The "Company" was organized under the laws of the State of Nevada in April of 1987, under the name "10 Minute Pit Stop USA, Inc." The Company was formed for the purpose of acquiring and operating automotive oil change service centers. On April 30, 1987, the Company merged with Value Funding Corporation, a publicly-owned corporation that owned a chain of oil change and lubrication centers. In 1990, the Company changed its name to Pit Stop Auto Centers, Inc.

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

Following the Acquisition, on October 7, 1995 the Company acquired from Resources of the Pacific Ltd. ("ROP Ltd"), a subsidiary of ROP, all of its rights, title and interest in certain joint venture timber concessions (the "Timber Rights") for the development of timber located in Fiji (the "Timber Acquisition") in exchange for 1,350,000 shares of the Company's common stock and ROP divested its entire interest in ROP Ltd. Subsequently, the Company changed its name to Semper Corporation. This investment was deemed "impaired" during the year ended December 31, 2000 and its value written off because there has been no harvesting of timber since the acquisition and management has no current plans for such operations. At present, the Company is inactive except for its efforts to find a company with which to merge or acquire.
                                       3

Financial Information About Industry Segments

         The Company had no operating business and therefore can report no financial information on industry segments.

ITEM 2.  DESCRIPTION OF PROPERTIES
         None

ITEM 3.  LEGAL PROCEEDINGS
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 2003.

                                                       PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

         The Company's Common Stock trade on the Pink Sheets under the symbol "SRCR.PK". The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                                  2003                         2002
                         ---------------------        -----------------------
                          High           Low            High            Low
First Quarter           $.0001          $.0001        $.0001           $.0001
Second Quarter           .0001           .0001         .0001            .0001
Third Quarter            .0001           .0001         .0001            .0001
Fourth Quarter           .0001           .0001         .0001            .0001


         As of May 31, 2006, the stock was quoted at $0.0001.

         As of May 31, 2006, there were approximately 516 holders of record of the Common Stock of the Company.

         The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

During the years ended December 31, 2003 and 2002, the Company had no operations other than the search for a business to acquire or with which to combine.

For the years ended December 31, 2003 and 2002, the Company reported income of $39,425 and $23,568, respectively, all from the foregiveness of indebtedness. The Company incurred no expenses during either fiscal year.

Material Changes in Financial Condition, Liquidity and Capital Resources

As of December 31, 2003, the Company had no assets and liabilities of $286,302. This compares with no assets and current liabilities of $325,727 as of December 31, 2002.

Although the Company has no liquidity, it believes that it will be able to find a suitable company with which to merge or acquire. Until then, all of expenses will be paid by its principal shareholders.

ITEM 7. FINANCIAL STATEMENTS

                       SEE PAGES F-1 THROUGH F-9 ATTACHED

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the Company's two most recent fiscal years there were no disagreements with Company's accountants on any matter of accounting principal or practice, financial statement disclosure, or auditing scope or procedure. Further, the accountant's report on the financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principal.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer ("CEO") who is also our Chief Financial Officer ("CFO"). Based on this evaluation, our management, including our CEO / CFO, concluded that our disclosure controls and procedure were effective, that there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

         The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

Name               Age          Title

Mark G. Hollo      55           President, Secretary/Treasurer and Director

         The sole director has been elected to serve until the next annual meeting of the directors by the shareholders or until his respective successor have been duly elected and shall have qualified.

         Mark G. Hollo was elected President and Director in 2001.

     Mark Hollo is the Chairman and CEO of Semper Resources Corporation. He has extensive experience in investment banking/corporate finance as well as specialized expertise in the development and financing of private and public companies. Since 2001, Mr. Hollo has been the Chairman & CEO of the Fund LLC, an advisory firm managing private investments and is also the Chairman & CEO of Cheerz LLC. Mr. Hollo received a B.A. in International Relations from Georgetown University.

ITEM 10. EXECUTIVE COMPENSATION

         No compensation has been paid to any officer, director or control person during the prior three years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management

                         No. of Shares Owned    Percentage of Shares Outstanding
Mark G. Hollo
Ten Cutter Mill Road
Great Neck, NY 11021      12,569,000             50.7%
                          ----------             -----

All Officers & Directors
As a group (1) person     12,569,000            50.7%
                          ==========            =====

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

(a)      Exhibits
                  None

(b)      Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
                                                                  2004    2005

Audit Fees Billed during 2003 and 2002                              $0    $0
Review of Quarterly Reports        Billed during 2003 and 2002       0     0
                                                                     -    --
Total                                                               $0    $0
                                                                    ==    ==

                                            SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SEMPER RESOURCES CORPORATION

                              By /s/ Mark G. Hollo
                                 Mark G. Hollo, Chief Executive Officer
                                 and Chief Financial Officer

Dated: June 20, 2006

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                         Date

/s/ Mark G. Hollo          Director                  June 20, 2006

                                 CERTIFICATIONS

I, Mark G. Hollo, certify that:

1. I have reviewed this annual report on Form 10-KSB of Semper Resources Corporation

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 20, 2006

By: /s/ Mark G. Hollo
Mark G. Hollo
Chief Executive Officer and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

I, Mark G. Hollo, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Semper Resources Corporation on Form 10-KSB for the annual period ended December 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Semper Resources Corporation.

By: /s/ Mark G. Hollo
----------------------------
Name: Mark G. Hollo
Title: Chief Executive Officer
& Chief Financial Officer

June 20, 2006

ITEM 7.   FINANCIAL STATEMENTS

                                Table of contents

                                                                               Page

Report of Independent Registered Public Accountants  Firm                      F-2

Balance Sheet as of December 31, 2003                                          F-3

Statements of Income for the Years Ended December 31, 2002 and 2003            F-4

Statements of Stockholders' Deficit for the Period from
December 31, 2001 through December 31, 2003                                    F-5

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002        F-6

Notes to the financial statements                                        F-7 - F-8

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS



To the shareholders of
  Semper Resources Corporation
  Los Angeles, California

We have audited the accompanying consolidated balance sheet of Semper Resources Corporation as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Semper Resources Corporation as of December 31, 2003 and the results of operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.


/S/ Malone & Bailey, PC
Malone & Bailey, PC

Houston, Texas

February 3, 2006

                          SEMPER RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003


           ASSETS

Assets                                                        $        -
                                                              ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                              $   262,302
Accrued expenses                                                   18,000
Advances from related party                                         6,000
                                                              -----------
           Total Liabilities                                      286,302
                                                              -----------

Commitments                                                             -

STOCKHOLDERS' DEFICIT:
   Series A 12% convertible preferred stock,
      $.001 par value, 15,000 shares authorized,
      none issued and outstanding                                       -
   Common stock, $.001 par value, 100,000,000 shares
      authorized, 24,793,106 issued and outstanding                24,793
  Additional paid-in capital                                   10,718,982
  Accumulated deficit                                         (11,031,028)
                                                              -----------
    Total Stockholders' Deficit                                  (286,302)
                                                              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $         -
                                                              ===========

                          SEMPER RESOURCES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended December 2003 and 2002




                                     2003                  2002
                                     -------              -------
Other income:
    Debt forgiveness                 $39,425              $23,568
                                     -------              -------
Net income                           $39,425              $23,568
                                     =======              =======

Basic and diluted
 net income per share:               $  0.00              $  0.00

Basic and diluted weighted
 average shares outstanding:      24,793,106           24,793,106

SEMPER RESOURCES CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

Period from December 31, 2001 through

December 31, 2003


                                                                                                         Total
                                Series A                               Additional        Accumu-     Stockholders'
                             Preferred Stock      Common Stock           Paid-In          lated          Equity
                           Shares    Amount      Shares     Amount       Capital         Deficit        (Deficit)
                           --------  -------    ----------  -------     -----------    ------------      ----------

Balances,
December 31, 2001                 -        -    24,793,106  $24,793     $10,708,929    $(11,094,021)     $ (359,348)

Forgiveness of debt
  from related party              -        -             -        -          10,033               -          10,033

Net income                        -        -             -        -               -          23,568          23,568
                           --------  -------    ----------  -------     -----------    ------------      ----------
Balances,
December 31, 2002                 -        -    24,793,106   24,793      10,718,962     (11,070,453)       (325,747)

Forgiveness of debt
  from related party              -        -             -        -              20               -              20
Net income                        -        -             -        -               -          39,425          39,425
                           --------  -------    ----------  -------     -----------    ------------      ----------
Balances,
December 31, 2003                 -        -    24,793,106  $24,793     $10,718,982    $(11,031,028)     $ (286,302)
                           ========  =======    ==========  =======     ===========    ============      ==========

                          SEMPER RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2003 and 2002



                                                 2003                   2002
                                                -------                -------
Cash flows from operating activities:
   Net income                                   $39,425                $23,568
     Adjustments to reconcile net
 income to net cash used in
 operating activities:
     Debt forgiveness                           (39,425)               (23,568)
                                                -------                -------
Net cash used in
   Operating activities                               -                      -
                                                -------                -------

Net change in cash                                    -                      -

Cash & cash equivalents,
   at beginning of year                               -                      -
                                                -------                -------
Cash & cash equivalents,
   at end of year                               $     -                $     -
                                                =======                =======
Supplemental disclosures:
Interest paid                                   $     -                $     -
Income taxes paid                                     -                      -

Non-Cash Transactions:
Debt forgiveness-
   Amounts due from related party               $    20                $10,033

                          SEMPER RESOURCES CORPORATION
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The consolidated financial statements presented are of Semper Resources Corporation and Resources of the Pacific, Inc., its wholly owned subsidiary. Semper was organized in Nevada in April 1987.

Semper currently has no operations and plans to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. Semper's ability to commence operations is contingent upon its ability to identify a prospective target business.

Basis of presentation. The consolidated financial statements include the accounts of Semper and its wholly-owned subsidiary. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates. In preparing consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Semper considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition.  Semper has no revenues.

Income Taxes. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there are no outstanding dilutive securities.

Recently issued accounting pronouncements. In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While Semper has not issued options to employees recently, it may do so in the future. The adoption of this new accounting pronouncement is not expected to have a material impact on the consolidated financial statements of Semper during the calendar year 2006.

Semper does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.


NOTE 2 - STOCK OPTION PLAN

Semper has a non-qualified stock option plan whereby stock options may be granted to key employees, directors and executive officers designated by the Board of Directors at exercise prices equal to greater than fair market value. There are 105,000 shares reserved for issuance under this plan. At December 31, 2003, 55,000 shares are available for grant under this plan. No options have been issued or outstanding during 2003 or 2002.


NOTE 3 - CAPITAL STOCK

Holders of Series A preferred stock are entitled to a dividend of $120 per share per year, payable semi-annually in cash or stock (at $1.50 per share), at Semper's option, on November 15 and May 15 of each year. Series A preferred stock has a liquidation preference equal to $1,000 per share, are non-voting, and are subject to redemption, at Semper's option, at any time after December 31, 1998 at $1,000 per share plus any accrued dividends. As of December 31, 2003, there are no Series A preferred stock issued and outstanding and no dividends in arrears.


NOTE 4 - COMMITMENTS

Semper's office space is provided by a related party and is on rent free month-to-month basis.


NOTE 5 - DEBT FORGIVENESS

Semper's legal counsel determined that third party collection attempts on the its old obligations are barred by Nevada's Statute of Limitation because of their age, lack of prior creditor collection attempts and the absence of agreement by Semper to extend their due dates. These amounts have been removed from liabilities and included as debt forgiveness income each year they expired.