Form 10QSB
period 2004-03-31
SEMPER RESOURCES CORP
filed 2006-07-06
CIK 863139

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                         Commission File Number 0-18565

                          SEMPER RESOURCES CORPORATION
        (Exact name of small business issuer as specified in its charter)

       Nevada                                            93-0947570
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                  Ten Cutter Mill Road, Great Neck, N.Y. 11021
                    (Address of principal executive offices)

                                 (561) 364-4364
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X| No |_|

       Class                  Shares Outstanding                  Date
Common, $.001 par value           24,793,106                  May 31, 2006

                          SEMPER RESOURCES CORPORATION
                                      INDEX

                                                                                                    Page
                                                                                                   Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - March 31, 2004 (unaudited) and
                  December 31, 2003 (audited)....................................................      1

                  Condensed Statements of Operations - unaudited - For the three months
                  ended March 31, 2004 and 2003..................................................      2

                  Condensed Statements of Cash Flows - unaudited - For the three months ended
                  March 31, 2004 and 2003........................................................      3

                  Notes to unaudited Condensed Financial Statements..............................      4

          Item 2.Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..................................................................      5

         Item 3.  Controls and Procedures........................................................
PART II - OTHER INFORMATION......................................................................      5

Item 1   Legal Proceedings ......................................................................      5
Item 2   Unregistered Sale of Equity Securities..................................................      5
Item 3   Default Upon Senior Securities..........................................................      5
Item 4   Submission of Matters to a Vote of Security Holders.....................................      5
Item 5   Other Information ......................................................................      5

SIGNATURES.......................................................................................      6

Certifications...................................................................................    7-8


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                                 Balance Sheets


                                     Assets

                                                                         March 31, 2004         December 31,
                                                                           (unaudited)              2003
                                                                                                 (audited)


Current Assets

      Cash                                                               $            0                       0
                                                                            ------------              -----------
      Total Current Assets                                                            0                       0
                                                                            ------------              -----------
Total Assets                                                             $            0                       0
                                                                            =============             ===========

                       Liabilities & Stockholders' Deficit
                                                                                                        262,302
Current Liabilities

      Accounts Payable                                                   $        23,030
      Accrued Expenses                                                             6,000                 18,000
      Advances from related party                                                  6,000                  6,000
                                                                            ------------              -----------
Total Current Liabilities                                                         38,030                286,302
                                                                            ------------              -----------
Stockholders' Deficit
      Series A 12% Convertible preferred stock; $.001 par value, 15,000                                  24,793
      shares authorized; non-issued and outstanding                              24,793
      Common stock authorized 100,000,000
      $0.001 par value; 24,793,106 outstanding at 3-31-05 and at
      12-31-04
                                                                                                     10,718,982
Additional paid-in Capital                                                    10,718,982
                                                                            (10,782,756)           (11,031,028)
Deficit accumulated during development stage                                ------------              -----------
                                                                                                      (286,302)
Total Stockholders' Deficit                                                     (38,030)
                                                                            ------------              -----------
Total Liabilities & Stockholders' Deficit                                $            0                     $ 0
                                                                            ------------              -----------

                          SEMPER RESOURCES CORPORATION
                            Statements of Operations
                                   (unaudited)


                                           For the Three Months Ended
                                                   March 31,

                                             2004              2003

Income Debt Forgiveness                  $    248,272      $     39,425

EXPENSES
     Administrative Expenses                        0                 0

     Total Expenses                                 0                 0

NET INCOME                               $    248,272      $     39,425
                                         ==============    =============

(LOSS) PER SHARE                         $        (0)      $          0
                                         ==============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING        24,793,106        24,793,106
                                         ==============    =============

                          SEMPER RESOURCES CORPORATION
                            Statements of Cash Flows
                                   (unaudited)


                                                      For the Three Months Ended
                                                              March 31,

                                                         2004            2003

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)                                   $  248,272     $   39,425

Adjustments to reconcile net loss to cash used in
operating activities:
Non cash expense - Debt Forgiveness                          -              -
                                                      (248,272)       (39,425)
                                                      ----------      ----------
Net Cash Used By Operating Activities                        0              0
                                                      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                       0              0
                                                      ----------      ----------
Net cash provided from financing activities                  0              0
                                                      ----------      ----------
Net increase (Decrease) in cash                              0              0
                                                      ----------      ----------
Cash at beginning of year                                    0              0
                                                      ----------      ----------
Cash at end of year                                 $        0     $        0
                                                      ----------      ----------

Supplemental disclosure

                                                        $    0          $   0
                                                        ------          -----

Interest paid

                                                        $    0          $   0
                                                        ------          -----
Taxes paid

                          SEMPER RESOURCES CORPORATION
              Notes to the Unaudited Condensed Financial Statements
                                 March 31, 2005



1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2003 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months ended March 31, 2004 and 2003, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported income for the three month periods ended March 31, 2004 of $248,272 and income of $39,425 for the three month period ended March 31, 2003, all from debt forgiveness. The Company incurred no of expenses during either the three months ended March 31, 2004 or 2003.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At March 31, 2004 the Company had no current assets and current liabilities of $38,030 as compared to no current assets and current liabilities of $286,302 at December 31, 2003.

     Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge.

     ITEM 3.      CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer ("CEO") who is also and our Chief Financial Officer ("CFO"). Based on this evaluation, our management, including our CFO / CEO, concluded that our disclosure controls and procedures were effective, and that there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

None

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None
                                       5

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits
   None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SEMPER RESOURCES CORPORATION



Date: June 20, 2006              By: /s/ Mark G. Hollo
                                    ---------------------------------
                                      Mark G. Hollo
                                      Principal Executive Officer
                                      and Principal Financial Officer

                                 CERTIFICATIONS

I, Mark G. Hollo, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Semper Resources Corporation

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


--------------------------------------------------------------------------------
I, Mark G. Hollo, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Semper Resources Corporation on Form 10-Q for the quarterly period ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Semper Resources Corporation.

By: /s/ Mark G. Hollo
----------------------------
Name: Mark G. Hollo
Title: Chief Executive Officer
& Chief Financial Officer

June 20, 2006