Form 10QSB
period 2004-06-30
SEMPER RESOURCES CORP
filed 2006-07-06
CIK 863139

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                          SEMPER RESOURCES CORPORATION

                                      INDEX

                                                                                                 Page
                                                                                                Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - June 30, 2004 (Unaudited) and
                  December 31, 2003 (audited).................................................      3

                  Condensed Statements of Operations (Unaudited)  - For the three months
                  and six months ended June 30, 2004 and 2003.................................      4

                  Condensed Statements of Cash Flows (Unaudited)  - For the six months ended
                  June 30, 2004 and 2003......................................................      5

                  Notes to Condensed Financial Statements (Unaudited) ........................      6

          Item 2.Management's Discussion and Analysis or Plan of Operations
                  of Operations...............................................................      7
          Item 3. Controls and Procedures.....................................................      7

PART II - OTHER INFORMATION...................................................................      7

          Item 1. Legal Proceedings...........................................................      7
          Item 2. Changes in Securities.......................................................      7
          Item 3. Defaults Upon Senior Securities.............................................      7
          Item 4. Submission of Matters to a Vote of Security Holders.........................      7
          Item 5. Other Information...........................................................      7

          Item 6. Exhibits and Reports on Form 8-K............................................      7


SIGNATURES....................................................................................      8

Certifications................................................................................      9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                                  Balance Sheet



                                     Assets


                                                                           June 30,            December 31,
                                                                             2004                  2003

                                                                           (Unaudited)          (Unaudited)


Current Assets

      Cash                                                              $            0      $               0
                                                                           -----------        ----------------
      Total Current Assets                                                           0                      0
                                                                           -----------        ----------------
Total Assets                                                            $            0      $               0
                                                                           ===========        ================
                       Liabilities & Stockholders' Deficit

Current Liabilities
Accounts Payable                                                                23,030                262,302

      Accrued expenses                                                          $6,000                 18,000
      Advances from related party                                                6,000                  6,000
                                                                           -----------        ----------------
Total Current Liabilities                                                       38,030                286,302
                                                                           -----------        ----------------
Stockholders' Deficit
     Series A 12% convertible preferred stock;
     $.001 par value, 15,000 shares authorized; none issued and                      0                      0
     outstanding
                                                                                24,793                 24,793
    Authorized 100,000,000
   $0.001 par value; 24,793,106 outstanding at 6-30-05 and at 12-31-04

Additional paid-in Capital                                                  10,718,982             10,718,982

Deficit accumulated during development stage                              (10,782,756)           (11,031,028)
                                                                           -----------        ----------------
Total Stockholders' Deficit                                                   (38,030)              (286,302)
                                                                           -----------        ----------------
Total Liabilities & Stockholders' Deficit                               $           0     $                0
                                                                          ===========        ================

                          SEMPER RESOURCES CORPORATION
                      Statements of Operations (Unaudited)


                                    For the Three Months Ended   For the Six Months Ended
                                              June 30,                    June 30,
                                   ----------------------------  --------------------------
                                         2004        2003       2004              2003
                                       --------    --------    --------          ---------

Income - Debt Forgiveness             $    0         $   0    $  248,272     $      39,425

EXPENSES
     Administrative Expenses               0             0             0                 0
                                        -------      -------       -------          --------

       Total Expenses                      0             0             0                 0
                                       -------      -------       -------          --------

NET INCOME                            $    0        $    0   $   248,272           $39,425
                                       =======      =======       =======          ========
(LOSS) PER SHARE                      $    0        $    0   $         0                 0
                                       =======      =======       =======          ========
WEIGHTED AVERAGE SHARES
OUTSTANDING                        24,793,106    24,793,106    24,793,106        24,793,106
                                   ===========    ==========   ==========        ==========

                          SEMPER RESOURCES CORPORATION
                      Statements of Cash Flows (Unaudited)



                                                  For the Six Months Ended
                                                          June 30,

                                                   2004             2003

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)                                  $ 248,272        $39,425
Non-Cash expense - debt foregiveness                 248,272         39,425
                                                    --------       --------

Net Cash Used By Operating Activities                     0              0
                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                    0              0
                                                    --------       --------
Net cash provided from financing activities               0              0
                                                    --------       --------
Net increase (Decrease) in cash                           0              0

Cash at beginning of year                                 0              0
                                                    --------       --------
Cash at end of year                                   $   0        $     0
                                                    --------       --------
Supplemental Disclosures                              $   0        $     0
Interest paid
                                                    --------       --------
Taxes paid                                                0              0
                                                    --------       --------

                                                          0              0
                                                    --------       --------

                          SEMPER RESOURCES CORPORATION
             Notes to the Condensed Financial Statements (Unaudited)
                                  June 30, 2004


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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Material Changes in Result of Operations

     During the three months and six months ended June 30, 2005 and 2004, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no income for both the three month periods ended June 30, 2004 and 2003, For the six month periods ended June 30, 2004 or 2003 the Company reported income of $248,272 and $39,425 all from debt forgiveness. There was no income. The company incurred no expenses either for the three or six month periods of 2004 or 2003.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At June 30, 2004 the Company had no current assets and current liabilities of $38,030. This compares with no assets and liabilities of $286,302 as of December 31, 2003.

     Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge.

ITEM 3. CONTROLS AND PROCEDURES

     Based on their evaluation, as of a date within ninety days of the filing of this Report on form 10-QSB, our Chief Executive Officer who is also our Chief Accounting Officer has concluded that our disclosure controls and procedures (as defined in Rules (13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Item 1.      Legal proceedings
                  None

     Item 2.      Changes in Securities
                  None

     Item 3.      Defaults Upon Senion Securities
                  None

     Item 4.      Submission of Matters to a Vote of Security Holders
                  NoneS

     Item 5.      Other Information
                  None


                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

                           None

b) Reports on Form 8-K

                           None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SEMPER RESOURCES CORPORATION



Date: June 20, 2006                 By: /s/ Mark G. Hollo

                                        Mark G. Hollo
                                        Principal Executive Officer
                                        and Chief Financial Officer

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others, particularly during the period in which this quarterly report is being prepared;

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


-------------------------------------------------------------------------------
I, Mark G. Hollo, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Semper Resources Corporation on Form 10-QSB for the quarterly period ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Semper Resources Corporation


By: /s/ Mark G. Hollo
----------------------------
Name: Mark G. Hollo
Title: Chief Executive Officer
And Chief Financial Officer
June 20, 2006