Form 10QSB
period 2004-09-30
SEMPER RESOURCES CORP
filed 2006-07-06
CIK 863139

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                         Commission File Number 0-18565


                          SEMPER RESOURCES CORPORATION
        (Exact name of small business issuer as specified in its charter)

         Nevada                                             93-0947570
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)


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

                                                   Yes     No |X|

           Class                  Shares Outstanding               Date
 Common, $.001 par value             24,793,106                May 31,  2006


                          SEMPER RESOURCES CORPORATION

                                      INDEX

                                                                                                    Page
                                                                                                   Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - September 30, 2004 (Unaudited) and
                  December 31, 2003(audited).....................................................      3

                  Condensed Statements of Operations (Unaudited)  - For the three months
                  and nine months ended September 30, 2004 and 2003..............................      4

                  Condensed Statements of Cash Flows (Unaudited)  - For the nine months ended
                  September 30, 2004and 2003.....................................................      5

                  Notes to Condensed Financial Statements (Unaudited) ...........................      6

          Item 2.Management's Discussion and Analysis or Plan of Operations .....................      7
          Item 3. Controls and Procedures........................................................      7

PART II - OTHER INFORMATION......................................................................      7

          Item 1. Legal Proceedings..............................................................      7
          Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....................      7
          Item 3. Defaults Upon Senior Securities................................................      7
          Item 4. Submission of Matters to a Vote of Security Holders............................      7
          Item 5. Other Information..............................................................      7

          Item 6. Exhibits ......................................................................      7


SIGNATURES.......................................................................................      8

Certifications...................................................................................      8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                            Balance Sheet (Unaudited)


                                     Assets

                                                                         September 30,         December 31,
                                                                             2004                  2003


Current Assets

      Cash                                                              $            0      $               0
                                                                          ----------------    ------------------

      Total Current Assets                                                           0                      0
                                                                          ----------------    ------------------

Total Assets                                                            $            0      $               0
                                                                          ================    ==================

                       Liabilities & Stockholders' Deficit

Current Liabilities
      Accounts Payable                                                           23,030                262,302
      Accrued expenses                                                  $         6,000                 18,000
      Advances from related party                                                 6,000     $            6,000
                                                                          ----------------    ------------------

Total Current Liabilities                                                        38,030              286,302
                                                                          ----------------    ------------------

Stockholders' Deficit
      Series A, 12% convertible preferred stock; $.001 par value
      15,000 shares authorized; non-issued and outstanding                            -                 24,793
   Common stock Authorized 100,000,000
   $0.001 par value; 24,793,106 outstanding at 9-30-05 and at 12-31-04           24,793                 24,793
                                                                                              ------------------

Additional paid-in Capital                                                   10,718,982             10,725,933



Deficit accumulated during development stage                                (10,718,982)           (11,031,028)
                                                                         ----------------    -------------------

Total Stockholders' Deficit                                                     (38,030)              (286,302)
                                                                         ----------------    -------------------

Total Liabilities & Stockholders' Deficit                               $             0     $                0
                                                                         ================    ===================


                See Notes to the Unaudited Financial Statements

                          SEMPER RESOURCES CORPORATION
                      Statements of Operations (Unaudited)



                                 For the Three Months Ended       For the Nine Months Ended
                                        September 30,                   September 30,

                                    2004            2003            2004             2003
                                   ------          ------          ------           ------


Income - Debt Forgiveness          $    0    $          0        $248,272          $39,425

EXPENSES
     Administrative Expenses
                                        0               0               0                0
                                   --------       ---------       ---------       ----------

       Total Expenses                   0               0               0                0
                                   --------       ---------       ---------       ----------

NET INCOME                         $    0    $          0        $248,272          $39,425
                                   ========       =========       =========       ==========
(INCOME) PER SHARE                     $0    $          0           $0.01               $0
                                   ========       =========       =========       ==========
WEIGHTED AVERAGE SHARES
OUTSTANDING                    24,793,106      24,793,106      24,793,106       24,793,106
                                ===========      ==========     ===========      ===========

                          SEMPER RESOURCES CORPORATION
                      Statements of Cash Flows (Unaudited)


                                                     For the Nine Months Ended
                                                           September 30,

                                                       2004         2003

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)                                  $ 248,272      $39,425
Non-Cash expense - debt forgiveness
                                                   (248,272)      (39,425)
                                                   ---------     ---------

Net Cash Used By Operating Activities                      0            0
                                                   ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                     0            0
                                                   ---------     ---------
Net cash provided from financing activities                0            0
                                                   ---------     ---------
Net increase (Decrease) in cash                            0            0

Cash at beginning of year                                  0            0
                                                   ---------     ---------
Cash at end of year                                    $   0        $   0
                                                   =========     =========

Supplemental Disclosures
Interest Paid                                          $   0        $   0
Taxes Paid                                                 0            0
                                                   =========     =========

                          SEMPER RESOURCES CORPORATION
             Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 2004


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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Material Changes in Result of Operations

     During the three months and nine months ended September 30, 2004 and 2003, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported income for the three months ended September 30, 2004 of $0 compared to $0 for the three month period ended September 30, 2003.
For nine month periods ended September 30, 2004 and 2003, the Company reported income of $248,272 and $39,425 respecitvely. In both periods all of the income was from of debt. The company incurred no expenses for either the three or nine month periods of both 2004 and 2003.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At September 30, 2004 the Company had current assets and current liabilities or $38,030. This compares with no assets and liabilities of $286,302 as of December 31, 2003.

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

     Item 1.      Legal proceedings
                  None

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
                  None

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on myevaluation as of the Evaluation Date;

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


--------------------------------------------------------------------------------
I, Mark G. Hollo, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Semper Resources Corporation on Form 10-QSB for the quarterly period ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Semper Resources Corporation

By: /s/ Mark G. Hollo
-------------------------------
Name: Mark G. Hollo
Title: Chief Executive Officer & Chief Financial Officer

June 20, 2006