Form 10KSB
period 2004-12-31
SEMPER RESOURCES CORP
filed 2006-07-06
CIK 863139

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                           Commission File No. 0-18565


                          SEMPER RESOURCES CORPORATION
                 (Name of small business issuer in its charter)

          Nevada                                      93-0947570
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                   Ten Cutter Mill Road, Great Neck, NY 11021
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: (561)364-4364

Securities Registered Pursuant to Section 13 of the Act:


  Title of Each Class        Name of Each Exchange on Which Registered
          None                                 None

Securities Registered Pursuant to Section 15(d) of the Act:


                         Common Stock, $0.001 par value
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ? - No x - -----

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for its most recent fiscal year were $0.00.

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

                                TABLE OF CONTENTS

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS..................................   3
         ITEM 2.  DESCRIPTION OF PROPERTIES................................   4
         ITEM 3.  LEGAL PROCEEDINGS .......................................   4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS......................................   4
PART II

         ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                  AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES..   4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATIONS....................................   4
         ITEM 7.  FINANCIAL STATEMENTS.....................................   5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE...................   5
         ITEM 8A. CONTROLS AND PROCEDURES..................................   5

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT........   6
         ITEM 10. EXECUTIVE COMPENSATION...................................   6
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS......................................   6
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION............   7
         ITEM 13. EXHIBITS ................................................   7
         ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES..................   7

SIGNATURES.................................................................   7
CERTIFICATIONS.............................................................   8
FINANCIAL STATEMENTS................................................F-1  -  F-8

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

                             2004                          2003
                    ----------------------        -----------------------
                     High          Low              High           Low

First Quarter      $.0001          $.0001         $.0001           $.0001
Second Quarter      .0001           .0001          .0001            .0001
Third Quarter       .0001           .0001          .0001            .0001
Fourth Quarter      .0001           .0001          .0001            .0001


         As of May 31, 2006, the stock was quoted at $0.0001.

         As of May 31, 2006, there were approximately 516 holders of record of the Common Stock of the Company.

         The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

During the years ended December 31, 2004 and 2003, the Company had no operations other than the search for a business to acquire or with which to combine.

For the years ended December 31, 2004 and 2003, the Company reported income of $248,272 and $39,425, respectively, all from the foregiveness of indebtedness. The Company incurred no expenses during either fiscal year.

Material Changes in Financial Condition, Liquidity and Capital Resources

As of December 31, 2004, the Company had no assets and $38,030 of liabilities. This compares with no assets and current liabilities of $286,302 as of December 31, 2003.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

(a)      Exhibits

                  None

(b)      Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

                                                                   2004    2003

Audit Fees Billed during 2004 and 2003                               $0     $0
Review of Quarterly Reports        Billed during 2004 and 2003        0      0
                                                                    ----   ----
Total                                                                $0     $0
                                                                    ====   ====

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


Signature             Title             Date
---------            -------           ------

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

June 20, 2006

ITEM 7.   FINANCIAL STATEMENTS

                                Table of Contents

Report of Independent Registered Public Accountants  Firm                       F-2

Balance Sheet as of December 31, 2004                                           F-3

Statements of Income for the Years Ended December 31, 2004 and 2003             F-4

Statements of Stockholders' Deficit for the Period from
December 31, 2002 through December 31, 2004                                     F-5

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003         F-6
Notes to the financial statements                                         F-7 - F-9

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS



To the shareholders of
  Semper Resources Corporation
  Los Angeles, California

We have audited the accompanying consolidated balance sheet of Semper Resources Corporation as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Semper Resources Corporation as of December 31, 2004 and the results of operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.


/S/ Malone & Bailey, PC
Malone & Bailey, PC
Houston, Texas

February 3, 2006

                          SEMPER RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004


           ASSETS

Assets                                                         $         -
                                                               ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                               $    23,030
Accrued expenses                                                     6,000
Advances from related party                                          6,000
                                                               -----------
           Total Liabilities                                        38,030
                                                               -----------

Commitments                                                              -

STOCKHOLDERS' DEFICIT:
   Series A 12% convertible preferred stock,
      $.001 par value, 15,000 shares authorized,
       none issued and outstanding                                       -
   Common stock, $.001 par value, 100,000,000 shares
       authorized, 24,793,106 issued and outstanding                24,793
  Additional paid-in capital                                    10,718,982
  Accumulated deficit                                          (10,782,756)
                                                               -----------
    Total Stockholders' Deficit                                    (38,030)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $         -
                                                               ===========

                          SEMPER RESOURCES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 2004 and 2003




                                          2004          2003
                                         --------       -------
Other income:
  Debt forgiveness                       $248,272       $39,425
                                         --------       -------
Net income                               $248,272       $39,425
                                         ========       =======

Basic and diluted
 net income per share:                   $   0.01       $  0.00

Basic and diluted weighted
 average shares outstanding:           24,793,106    24,793,106

SEMPER RESOURCES CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

Period from December 31, 2002 through

December 31, 2004


                                                                                                         Total
                                Series A                               Additional        Accumu-     Stockholders'
                             Preferred Stock      Common Stock           Paid-In          lated          Equity
                           Shares    Amount      Shares     Amount       Capital         Deficit        (Deficit)
                           --------  -------    ----------  -------     -----------    ------------    ------------


Balances,
December 31, 2002                 -        -    24,793,106  $24,793     $10,718,962    $(11,070,453)     $ (325,747)

Forgiveness of debt
  from related party              -        -             -        -              20               -              20
Net income                        -        -             -        -               -          39,425          39,425
                           --------  -------    ----------  -------     -----------    ------------    ------------
Balances,
December 31, 2003                 -        -    24,793,106   24,793      10,718,982     (11,031,028)       (286,302)

Net income                        -        -             -        -               -         248,272         248,272
                           --------  -------    ----------  -------     -----------    ------------      ----------
Balances,
December 31, 2004                 -        -    24,793,106  $24,793     $10,718,982    $(10,782,756)     $  (38,030)
                           ========  =======    ==========  =======     ===========    ============      ==========

                          SEMPER RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003



                                                  2004               2003
                                                  --------         -------
Cash flows from operating activities:
   Net income                                     $248,272         $39,425
Adjustments to reconcile net
 income to net cash used in
 operating activities:
     Debt forgiveness                             (248,272)        (39,425)
                                                  --------         -------
Net cash used in
   Operating activities                                  -               -
                                                  --------         -------

Net change in cash                                       -               -

Cash & cash equivalents,
   at beginning of year                                  -               -
                                                  --------         -------
Cash & cash equivalents,
   at end of year                                 $      -         $     -
                                                  ========         =======
Supplemental disclosures:
Interest paid                                     $      -         $     -
Income taxes paid                                        -               -

Non-Cash Transactions:
Debt forgiveness-
   Amounts due from related party                 $      -         $    20

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


NOTE 2 - STOCK OPTION PLAN

Semper has a non-qualified stock option plan whereby stock options may be granted to key employees, directors and executive officers designated by the Board of Directors at exercise prices equal to greater than fair market value. There are 105,000 shares reserved for issuance under this plan. At December 31, 2004, 55,000 shares are available for grant under this plan. No options have been issued or outstanding during 2004 or 2003.


NOTE 3 - CAPITAL STOCK

Holders of Series A preferred stock are entitled to a dividend of $120 per share per year, payable semi-annually in cash or stock (at $1.50 per share), at Semper's option, on November 15 and May 15 of each year. Series A preferred stock has a liquidation preference equal to $1,000 per share, are non-voting, and are subject to redemption, at Semper's option, at any time after December 31, 1998 at $1,000 per share plus any accrued dividends. As of December 31, 2004, there are no Series A preferred stock issued and outstanding and no dividends in arrears.


NOTE 4 - COMMITMENTS

Semper's office space is provided by a related party on a rent free month-to-month basis.


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