Form 10QSB
period 2005-03-31
SEMPER RESOURCES CORP
filed 2006-07-06
CIK 863139

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                 Yes |X| No |_|

        Class                Shares Outstanding                 Date
Common, $.001 par value           24,793,106                April 30, 2006

                          SEMPER RESOURCES CORPORATION
                                      INDEX

                                                                                                  Page
                                                                                                 Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - March 31, 2005 (unaudited) and
                  December 31, 2004 (audited)..................................................      3

                  Condensed Statements of Operations - (unaudited) - For the three months
                  ended March 31, 2005 and 2004................................................      4

                  Condensed Statements of Cash Flows - (unaudited) - For the three months ended
                  March 31, 2005 and 2004......................................................      5

                  Notes to unaudited Condensed Financial Statements............................      6

          Item 2.Management's Discussion and Analysis of Financial Condition and Results
                  of Operations................................................................      7

         Item 3.  Controls and Procedures......................................................      7

PART II - OTHER INFORMATION....................................................................      7

         Item 1.  Legal Proceedings............................................................      7
         Item 2.  Changes in Securities........................................................      7
         Item 3.  Defaults Upon Senior Securities..............................................      7
         Item 4.  Submission of Matter to a Vote of Security Holders...........................      7
         Item 5.  Other Information............................................................      7

          Item 6. Exhibits ....................................................................      7


SIGNATURES.....................................................................................      8

Certifications.................................................................................   9-10



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets



                                     Assets

                                                                             March 31, 2005         December 31,
                                                                               (unaudited)              2004
                                                                                                     (audited)
                                                                            ----------------       -------------


Current Assets

      Cash                                                                   $            0                    0
                                                                            ----------------       -------------
                                                                                                               0
      Total Current Assets                                                                0
                                                                            ----------------       -------------
                                                                                                               0
Total Assets                                                                 $            0
                                                                            ================       =============

                       Liabilities & Stockholders' Deficit

Current Liabilities                                                                   12,840              23,030

      Accounts Payable
      Accrued Expenses                                                                                     6,000
      Advances from Related Party                                                                          6,000
                                                                            ----------------      --------------

Total Current Liabilities                                                            12,840               38,030
                                                                            ----------------      --------------

Stockholders' Deficit
      Series A 12% Convertible preferred stock; $.001 par value, 15,000              24,793               24,793
      shares authorized; non-issued and outstanding
      Common stock authorized 100,000,000
      $0.001 par value; 24,793,106 outstanding at 3-31-05 and at
      12-31-04


Additional paid-in Capital                                                        10,725,933          10,718,982


Deficit accumulated during development stage                                     (10,767,566)        (10,782,756)

Total Stockholders' Deficit                                                          (12,840)            (38,030)

Total Liabilities & Stockholders' Deficit                                    $            0                  $ 0
                                                                             ----------------     --------------


                          SEMPER RESOURCES CORPORATION
                            Statements of Operations
                                   (unaudited)



                                                  For the Three Months Ended
                                                          March 31,
                                                --------------   -------------

                                                   2005              2004
                                                --------------    -------------

Income Debt Forgiveness                     $       19,190      $          0
                                                --------------   -------------

EXPENSES
     Administrative Expenses                            0                  0
                                                --------------   -------------

     Total Expenses                                     0                  0
                                                --------------   -------------

NET INCOME                                    $   (19,190)      $          0
                                                ==============   =============

(LOSS) PER SHARE                            $          (0)      $          0
                                                ==============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING            24,793,106         24,793,106
                                                ==============    =============

                          SEMPER RESOURCES CORPORATION
                            Statements of Cash Flows
                                   (unaudited)



                                                 For the Three Months Ended
                                                          March 31,

                                                     2005            2004


CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)                                $    (2,500)     $  (2,500)
                                                  -------------    ---------

Adjustments to reconcile net loss to cash
used in operating activities:
Non cash expense - Debt Forgiveness                         -              -
                                                        2,500          2,500
                                                 -------------    ----------

Net Cash Used By Operating Activities                       0              0
                                                 -------------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                      0              0
                                                 -------------    ----------

Net cash provided from financing activities                 0              0
                                                 -------------    ----------

Net increase (Decrease) in cash                             0              0
                                                 -------------    ----------

Cash at beginning of year                                   0              0
                                                 ------------     ----------

Cash at end of year                              $          0     $        0

Supplemental disclosure                               $     -          $   -

                                                       $    0          $   0

Interest paid

                                                       $    0          $   0
Taxes paid

                          SEMPER RESOURCES CORPORATION
              Notes to the Unaudited Condensed Financial Statements
                                 March 31, 2005



1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months ended March 31, 2005 and 2004, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported income of $248,272 for the three month periods ended March 31, 2004 and income of $19,190 for the three month period ended March 31, 2005, all from debt forgiveness. In addition, certain advances from related parties were credited to additional paid in capital. The Company incurred no expenses during either the three months ended March 31, 2005 or 2004.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At March 31, 2005 the Company had no current assets and current liabilities of $12,840 as compared to no current assets and current liabilities of $38,030. at December 31, 2004.

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

ITEM 2.  CHANGES IN SECURITIES

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