Form 10QSB
period 2005-06-30
SEMPER RESOURCES CORP
filed 2006-07-06
CIK 863139

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X ] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                          SEMPER RESOURCES CORPORATION

                                      INDEX

                                                                                                 Page
                                                                                                Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - June 30, 2005 (Unaudited) and
                  December 31, 2004 (audited)..................................................     3

                  Condensed Statements of Operations (Unaudited)  - For the three months
                  and six months ended June 30, 2005 and 2004..................................     4

                  Condensed Statements of Cash Flows (Unaudited)  - For the six months ended
                  June 30, 2005 and 2004.......................................................     5

                  Notes to Condensed Financial Statements (Unaudited) .........................     6

          Item 2.Management's Discussion and Analysis or Plan of Operations
                  of Operations................................................................     7
          Item 3. Controls and Procedures......................................................     7

PART II - OTHER INFORMATION....................................................................     7

          Item 1. Legal Proceedings............................................................     7
          Item 2. Changes in Securities........................................................     7
          Item 3. Defaults Upon Senior Securities..............................................     7
          Item 4. Submission of Matters to a Vote of Security Holders..........................     7
          Item 5. Other Information............................................................     7

          Item 6. Exhibits and Reports on Form 8-K.............................................     7


SIGNATURES.....................................................................................     8

Certifications.................................................................................     9



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                            Balance Sheet (Unaudited)

                                     Assets


                                                                          June 30,            December 31,
                                                                            2005                  2004
                                                                         -----------          -------------


Current Assets

      Cash                                                             $            0      $               0

      Total Current Assets                                                          0                      0

Total Assets                                                           $            0      $               0
                                                                       ================     ===================

                       Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable
      Accrued expenses                                                              -                 23,030
      Accounts Payable - Director                                                   -                  6,000

Total Current Liabilities                                                           0                 38,030

Stockholders' Deficit
     Series A 12% convertible preferred stock;
     $.001 par value, 15,000 shares authorized; none issued and                     0                      0
     outstanding
                                                                               24,793                 24,793
    Authorized 100,000,000
   $0.001 par value; 24,793,106 outstanding at 6-30-05 and at 12-31-04

Additional paid-in Capital                                                 10,725,933             10,718,982

Deficit accumulated during development stage                              (10,750,726)           (10,782,756)

Total Stockholders' Deficit                                                         0                (38,030)
                                                                        ----------------    -------------------
Total Liabilities & Stockholders' Deficit                              $            0     $                0
                                                                        ================    ===================

                          SEMPER RESOURCES CORPORATION
                      Statements of Operations (Unaudited)



                                  For the Three Months Ended       For the Six Months Ended
                                          June 30,                        June 30,
                                  2005            2004            2005              2004
                                 ------          ------          ------            ------


Income - Debt Forgiveness    $     12,840      $       0        $32,030           $73,387

EXPENSES
     Administrative Expenses
                                        0              0              0                 0
                                ----------     ----------     -----------       ----------
       Total Expenses                   0              0              0                 0
                                ----------     ----------     -----------       ----------
NET INCOME                  $      12,890     $        0     $   32,030           $73,387
                                ==========     ==========     ===========       ==========

(LOSS) PER SHARE                       $0     $        0     $        0         $       0
                                ==========     ==========     ===========       ==========
WEIGHTED AVERAGE SHARES
OUTSTANDING                    24,793,106     24,793,106     24,793,106        24,793,106
                               ==========     ==========     ===========       ==========

                          SEMPER RESOURCES CORPORATION
                      Statements of Cash Flows (Unaudited)


                                               For the Six Months Ended
                                                       June 30,

                                                2005             2004

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)                           $ 32,030          $73,387
Non-Cash expense - debt foregiveness
                                              32,030          (73,387)


Net Cash Used By Operating Activities              0                0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock             0                0

Net cash provided from financing activities        0                0

Net increase (Decrease) in cash                    0                0

Cash at beginning of year                          0                0

Cash at end of year                            $   0            $   0
                                               ========         ======

Supplemental Disclosures                       $   0            $   0
Interest paid                                      0                0
Taxes paid                                         0                0

                          SEMPER RESOURCES CORPORATION
             Notes to the Condensed Financial Statements (Unaudited)
                                  June 30, 2005


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

     The Company reported income for both the three month periods ended June 30, 2005 and 2004 of $12,890 and $0 respectively. The income in 2005 was all from debt forgiveness. For the six month periods ended June 30, 2005 or 2004 the Company reported income of $32,030 and $73,387 all from debt forgiveness. The company incurred no expenses either for the three or six month periods of 2005 or 2004.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At June 30, 2005 the Company had no current assets and no liabilities. This compares with no assets and no liabilities of $32,500 as of December 31, 2004.

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

Dated: June 20, 2006

By: /s/ Mark G. Hollo
Mark G. Hollo
Chief Executive Officer and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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