Form 10QSB
period 2005-09-30
SEMPER RESOURCES CORP
filed 2006-07-06
CIK 863139

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                          SEMPER RESOURCES CORPORATION

                                      INDEX

                                                                                                 Page
                                                                                                Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - September 30, 2005 (Unaudited) and
                  December 31, 2004 (Audited)..................................................     3

                  Condensed Statements of Operations (Unaudited)  - For the three months
                  and nine months ended September 30, 2005 and 2004............................     4

                  Condensed Statements of Cash Flows (Unaudited)  - For the nine months ended
                  September 30, 2005 and 2004..................................................     5

                  Notes to Condensed Financial Statements (Unaudited) .........................     6

          Item 2.Management's Discussion and Analysis or Plan of Operations
                  of Operations................................................................     7
          Item 3. Controls and Procedures......................................................     7

PART II - OTHER INFORMATION....................................................................     7

          Item 1. Legal Proceedings............................................................     7
          Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..................     7
          Item 3. Defaults Upon Senior Securities..............................................     7
          Item 4. Submission of Matters to a Vote of Security Holders..........................     7
          Item 5. Other Information............................................................     7

          Item 6. Exhibits ....................................................................     8


SIGNATURES.....................................................................................     9

Certifications.................................................................................    10



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                            Balance Sheet (Unaudited)


                                     Assets
                                                                       September 30,         December 31,
                                                                           2005                  2004
                                                                        ------------         ------------


Current Assets

      Cash                                                            $            0      $             0

      Total Current Assets                                                         0                    0

Total Assets                                                          $            0      $             0
                                                                       ================  =================

                       Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable                                                $             0     $         23,030
      Accrued Expenses                                                              -                6,000
      Account Payable - Director                                                                     6,000

Total Current Liabilities                                                           0               38,030

Stockholders' Deficit
      Series A, 12% convertible preferred stock; $.001 par value
      15,000 shares authorized; non-issued and outstanding                     24,793               24,793
   Common stock Authorized 100,000,000
   $0.001 par value; 24,793,106 outstanding at 9-30-05 and at 12-31-04

Additional paid-in Capital                                                 10,725,933           10,718,982

Deficit accumulated during development stage                              (10,750,726)         (10,782,756)
                                                                       ----------------        -------------

Total Stockholders' Deficit                                                         0             (38,030)
                                                                       ----------------        -------------

Total Liabilities & Stockholders' Deficit                             $             0     $              0
                                                                        ================ -- ================

                          SEMPER RESOURCES CORPORATION
                      Statements of Operations (Unaudited)


                                 For the Three Months Ended       For the Nine Months Ended
                                        September 30,                   September 30,


                                    2005            2004            2005             2004
                                   ------          ------          ------           ------


Income - Debt Forgiveness             $0    $     80,284         $32,030         $153,671

EXPENSES
     Administrative Expenses
                                       0                0             0                0


       Total Expenses                  0                0             0                0


NET INCOME                             $0    $     80,284         $32,030         $153,671
                                 ==========     ==========      ===========    ===========

(INCOME) PER SHARE                     $0    $          0              $0               $0
                                 ==========     ==========      ===========    ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING                    24,793,106       24,793,106     24,793,106       24,793,106
                               ==========       ==========      ===========    ===========

                          SEMPER RESOURCES CORPORATION
                      Statements of Cash Flows (Unaudited)


                                                For the Nine Months Ended
                                                      September 30,

                                                  2005             2004
                                                -------           ------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)                              $ 32,030          $53,671
Non-Cash expense - debt forgiveness
                                                (32,030)        (153,671)


Net Cash Used By Operating Activities                 0                0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                0                0

Net cash provided from financing activities           0                0

Net increase (Decrease) in cash                       0                0

Cash at beginning of year                             0                0

Cash at end of year                               $   0            $   0
                                                  ========         =======

Supplemental Disclosures
Interest Paid                                     $   0            $   0
Taxes Paid                                            0                0
                                                  ========         =======

                          SEMPER RESOURCES CORPORATION
             Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 2005


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Material Changes in Result of Operations

     During the three months and nine months ended September 30, 2005 and 2004, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no income for the three months ended September 30, 2005 compared to $80,284 for the three month period ended September 30, 2004. All of the income from the prior period was from the forgiveness of debt. For nine month periods ended September 30, 2005 and 2004 The Company reported income of $32,030 and $153,671 respecitvely. In both periods all of the income was from the foregiveness of debt. The company incurred no expenses for either the three or nine month periods of both 2005 and 2004.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At September 30, 2005 the Company had no current assets and no liabilities. This compares with no assets and liabilities of $32,030 as of December 31, 2004.

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