Form 10KSB
period 2005-12-31
SEMPER RESOURCES CORP
filed 2006-07-06
CIK 863139

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 2005

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

                                TABLE OF CONTENTS


                                                                           Page


PART I

         ITEM 1.  DESCRIPTION OF BUSINESS................................    3
         ITEM 2.  DESCRIPTION OF PROPERTIES..............................    4
         ITEM 3.  LEGAL PROCEEDINGS .....................................    4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS....................................    4
PART II

         ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                  AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY
                  SECURITIES.............................................    4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATIONS..................................    4
         ITEM 7.  FINANCIAL STATEMENTS...................................    5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.................    5
         ITEM 8A. CONTROLS AND PROCEDURES................................    5

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT.....................    5
         ITEM 10. EXECUTIVE COMPENSATION................................    6
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS............    7
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION.........    7
         ITEM 13. EXHIBITS..............................................    7
         ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES...............    7
SIGNATURES..............................................................    7

CERTIFICATIONS..........................................................  8-9

FINANCIAL STATEMENTS..............................................F-1  -  F-9

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

         None

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 2005.

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

                             2005                            2004
                      --------------------          ------------------------
                      High          Low                High           Low
First Quarter        $.0001       $.0001             $.0001           $.0001
Second Quarter        .0001        .0001              .0001            .0001
Third Quarter         .0001        .0001              .0001            .0001
Fourth Quarter        .0001        .0001              .0001            .0001


         As of May 31, 2006, the stock was quoted at $0.0001.

         As of May 31, 2006, there were approximately 516 holders of record of the Common Stock of the Company.

         The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

During the years ended December 31, 2005 and 2004, the Company had no operations other than the search for a business to acquire or with which to combine.

For the years ended December 31, 2005 and 2004, the Company reported income of $32,030 and $248,272, respectively, all from the foregiveness of indebtedness. The Company incurred no expenses during either fiscal year.

Material Changes in Financial Condition, Liquidity and Capital Resources

As of December 31, 2005, the Company had no assets and no liabilities. This compares with no assets and current liabilities of $38,030 as of December 31, 2004.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

(a)      Exhibits

                 None

(b)      Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

                                                                  2005    2004

Audit Fees Billed during 2005 and 2004                              $0    $0
Review of Quarterly Reports        Billed during 2005 and 2004       0     0
                                                                   ----   ----
Total                                                               $0    $0
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

ITEM 7.   FINANCIAL STATEMENTS

                                Table of contents

                                                                                  Page


Report of Independent Registered Public Accountants  Firm                          F-2

Balance Sheet as of December 31, 2005                                              F-3

Statements of Income for the Years Ended December 31, 2005 and 2004                F-4

Statements of Stockholders' Deficit for the Period from
December 31, 2003 through December 31, 2005                                        F-5

Statements of Cash Flows for the Years Ended December 31, 2005 and 2004            F-6

Notes to the financial statements                                            F-7 - F-8

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS



To the shareholders of
  Semper Resources Corporation
  Los Angeles, California

We have audited the accompanying consolidated balance sheet of Semper Resources Corporation as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Semper Resources Corporation as of December 31, 2005 and the results of operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.


/S/ Malone & Bailey, PC
Malone & Bailey, PC

Houston, Texas

February 3, 2006

                          SEMPER RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005


           ASSETS

Assets                                                       $         -
                                                              ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                              $         -

Commitments                                                             -

STOCKHOLDERS' DEFICIT:
   Series A 12% convertible preferred stock,
      $.001 par value, 15,000 shares authorized,
      none issued and outstanding                                       -
   Common stock, $.001 par value, 100,000,000 shares
      authorized, 24,793,106 issued and outstanding                24,793
  Additional paid-in capital                                   10,725,933
  Accumulated deficit                                         (10,750,726)
                                                              -----------
    Total Stockholders' Deficit                                         -
                                                              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $         -
                                                              ===========

                          SEMPER RESOURCES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 2005 and 2004




                                      2005                 2004
                                      -------             --------
Other income:
 Debt forgiveness                     $32,030             $248,272
                                      -------             --------
Net income                            $32,030             $248,272
                                      =======             ========
Basic and diluted
 net income per share:                $  0.00             $   0.01
                                      ========            ========
Basic and diluted weighted
 average shares outstanding:       24,793,106           24,793,106
                                   ==========           ===========

SEMPER RESOURCES CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

Period from December 31, 2003 through

December 31, 2005


                                                                                                         Total
                                Series A                               Additional        Accumu-     Stockholders'
                             Preferred Stock      Common Stock           Paid-In          lated          Equity
                           Shares    Amount      Shares     Amount       Capital         Deficit        (Deficit)
                           --------  -------    ----------  -------     -----------    ------------    ------------

Balances,
December 31, 2003                 -  $     -    24,793,106  $24,793     $10,718,982    $(11,031,028)     $ (286,302)

Net income                        -        -             -        -               -         248,272         248,272
                           --------  -------    ----------  -------     -----------    ------------      ----------
Balances,
December 31, 2004                 -        -    24,793,106   24,793      10,718,982     (10,782,756)        (38,030)

Forgiveness of debt
  from related party              -        -             -        -           6,000               -           6,000

Net income                        -        -             -        -               -          32,030          32,030
                           --------  -------    ----------  -------     -----------    ------------      ----------
Balances,
December 31, 2005                 -  $     -    24,793,106  $24,793     $10,725,933    $(10,750,726)     $        0
                           ========  =======    ==========  =======     ===========    ============      ==========


                          SEMPER RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2005 and 2004



                                             2005                   2004
                                             --------               --------
Cash flows from operating activities:
   Net income                                 $32,030               $248,272
Adjustments to reconcile net
 income to net cash used in
 operating activities:
     Debt forgiveness                         (32,030)              (248,272)
                                              -------               --------
Net cash used in
   Operating activities                             -                      -
                                              -------               --------
Net change in cash                                  -                      -

Cash & cash equivalents,
   at beginning of year                             -                      -
                                              -------               --------
Cash & cash equivalents,
   at end of year                             $     -               $      -
                                              =======               ========
Supplemental disclosures:
Interest paid                                 $     -               $      -
Income taxes paid                                   -                      -

Non-Cash Transactions:
Debt forgiveness-
   Amounts due from related party             $ 6,000               $      -

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


NOTE 2 - STOCK OPTION PLAN

Semper has a non-qualified stock option plan whereby stock options may be granted to key employees, directors and executive officers designated by the Board of Directors at exercise prices equal to greater than fair market value. There are 105,000 shares reserved for issuance under this plan. At December 31, 2005, 55,000 shares are available for grant under this plan. No options have been issued or outstanding during 2005 or 2004.


NOTE 3 - CAPITAL STOCK

Holders of Series A preferred stock are entitled to a dividend of $120 per share per year, payable semi-annually in cash or stock (at $1.50 per share), at Semper's option, on November 15 and May 15 of each year. Series A preferred stock has a liquidation preference equal to $1,000 per share, are non-voting, and are subject to redemption, at Semper's option, at any time after December 31, 1998 at $1,000 per share plus any accrued dividends. As of December 31, 2005, there are no Series A preferred stock issued and outstanding and no dividends in arrears.


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