Form 10QSB
period 2006-03-31
SEMPER RESOURCES CORP
filed 2006-07-06
CIK 863139

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                          SEMPER RESOURCES CORPORATION
                                      INDEX


                                                                                                      Page
                                                                                                     Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - March 31, 2006 (unaudited) and
                  December 31, 2005 (Audited)....................................................    3

                  Condensed Statements of Operations - unaudited - For the three months
                  ended March 31, 2006 and 2005..................................................    4

                  Condensed Statements of Cash Flows - unaudited - For the three months ended
                  March 31, 2006 and 2005........................................................    5

                  Notes to unaudited Condensed Financial Statements..............................    6

          Item 2.Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..................................................................    7

         Item 3.  Controls and Procedures........................................................

PART II - OTHER INFORMATION......................................................................

         Item 1.  Legal Proceedings..............................................................    7
         Item 2.  Changes in Securities..........................................................    7
         Item 3.  Defaults Upon Senior Securities................................................    7
         Item 4.  Submission of Matter to a Vote of Security Holder..............................    7
         Item 5.  Other Information..............................................................    7

          Item 6. Exhibits ......................................................................    8


SIGNATURES.......................................................................................    8

Certifications...................................................................................  9-10


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     Assets

                                                                         March 31, 2006         December 31,
                                                                           (unaudited)              2005
                                                                                                 (audited)


Current Assets

      Cash                                                               $            0                   0
                                                                         ----------------    ---------------
                                                                                                          0
      Total Current Assets                                                            0
                                                                         ----------------    ---------------
                                                                                                          0
Total Assets                                                             $            0
                                                                         ================    ===============

                       Liabilities & Stockholders' Deficit
Current Liabilities

      Accounts Payable                                                   $             0                  0
                                                                         ----------------    ---------------
Total Current Liabilities                                                              0                  0

Stockholders' Deficit
      Series A 12% Convertible preferred stock; $.001 par value, 15,000
      shares authorized; non-issued and outstanding                              24,793              24,793
      Common stock authorized 100,000,000
      $0.001 par value; 24,793,106 outstanding at 3-31-05 and at
      12-31-04

Additional paid-in Capital                                                    10,725,933         10,725,933

Deficit accumulated during development stage
                                                                             (10,750,726)       (10,750,726)
                                                                            -------------       ------------
Total Stockholders' Deficit                                                            0                  0
                                                                            -------------       ------------
Total Liabilities & Stockholders' Deficit                                $             0                $ 0



                          SEMPER RESOURCES CORPORATION
                            Statements of Operations
                                   (unaudited)


                                             For the Three Months Ended
                                                     March 31,

                                               2006              2005
                                          --------------  -------------

Income Debt Forgiveness                  $          0    $     19,190
                                         --------------  -------------

EXPENSES
     Administrative Expenses                        0               0
                                        --------------  -------------

     Total Expenses                                 0               0
                                        --------------  -------------

NET INCOME                               $          0    $   (19,190)
                                        ==============  =============

(LOSS) PER SHARE                         $          0    $        (0)
                                        ==============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING        24,793,106      24,793,106
                                        ==============  =============

                          SEMPER RESOURCES CORPORATION
                            Statements of Cash Flows
                                   (unaudited)


                                                             For the Three Months Ended
                                                                      March 31,
                                                             ----------------------------

                                                                 2006          2005
                                                             -------------  -----------


CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)                                            $          0   $   19,190
                                                             -------------  -----------

Adjustments to reconcile net loss to cash used in operating
activities:
Non cash expense - Debt Forgiveness                                     -            -
                                                                        -     (19,190)
                                                             -------------  -----------

Net Cash Provided by (Used In) Operating Activities                     0            0
                                                             -------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                  0            0
                                                             -------------  -----------

Net cash provided from financing activities                             0            0
                                                             -------------  -----------

Net increase (Decrease) in cash                                         0            0
                                                             -------------  -----------

Cash at beginning of year                                               0            0
                                                             -------------  -----------

Cash at end of year                                          $          0   $        0

Supplemental disclosure                                           $     -        $   -

                                                                   $    0        $   0

Interest paid

                                                                   $    0        $   0
Taxes paid


                          SEMPER RESOURCES CORPORATION
              Notes to the Unaudited Condensed Financial Statements
                                 March 31, 2006



1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2005 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months ended March 31, 2006 and 2005, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no income for the three month periods ended March 31, 2005 but income of $19,190 for the three month period ended March 31, 2005, all from debt forgiveness. The Company incurred no of expenses during either the three months ended March 31, 2005 or 2004.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At March 31, 2006 the Company had no current assets and no current liabilities, the same at December 31, 2004.

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

None
                                       7

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