Form 10KSB/A
period 2003-12-31
SEMPER RESOURCES CORP
filed 2006-07-11
CIK 863139

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

       Annual report under section 13 or 15(d) of the Securities Exchange
                      Act of 1934 for the fiscal year ended
                                December 31, 2003

                         Commission file number: 0-18565

                          SEMPER RESOURCES CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its Charter)

                 Oklahoma                             93-0947570
        ----------------------------            ---------------------
        (State or other jurisdiction                (IRS Employer
            of incorporation)                   Identification Number)


                     5447 NW 42nd Ave., Boca Raton, FL 33496
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's Telephone Number: (561) 995-4625


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
Yes:   No: X
    ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form, 10-KSB or any amendment to this Form 10-KSB. X
                              ---

State issuer's revenues for its most recent fiscal year:  $0

The number of shares of Common Stock outstanding as of June 30, 2006 was 24,793,106. As of such date, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $122,241 based on the average high and low bid prices for such common stock as reported on the OTC Pink Sheets.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectus filed pursuant to Rule 424(b)or (c) are incorporated by reference in this report.

     Transitional Small Business Disclosure Format (Check One): Yes    No  X
                                                                   ---    ----

Explanatory Note
----------------

The issuer is filing this amended report on Form 10-KSB/A for the period ended December 31, 2003. The Amendment includes the completed and final audit report which was not included in the initial filing. The initial filing on form 10-KSB was incorrectly filed without management's review and authorization.

                                TABLE OF CONTENTS

                                                                          Page
                                                                         ------

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS...............................    3
         ITEM 2.  DESCRIPTION OF PROPERTIES.............................    4
         ITEM 3.  LEGAL PROCEEDINGS ....................................    4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS...................................    4

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS...........................    5
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................    5
         ITEM 7.  FINANCIAL STATEMENTS..................................    5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE................    5

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT.....................    7
         ITEM 10. EXECUTIVE COMPENSATION................................    7
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.................................    8
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS..........................................    8
         ITEM 13. EXHIBITS AND REPORTS OF FORM
                  8-K...................................................    8

                  SIGNATURES............................................   10

                  FINANCIAL STATEMENTS..................................  F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INITIAL BUSINESS DEVELOPMENT

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

DISCONTINUANCE OF BUSINESS OPERATIONS

Semper had intended to operate as an active timberland manager, while seeking competitively higher returns on investment as a producer of hardwoods. Due to a lack of capital to effectuate its business plans, the Company discontinued its active business operations in December, 2001.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company maintains an executive office in Boca Raton, FL through a month-to-month arrangement with the Company's attorney.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise, during the Company's fiscal year ended December 31, 2003; and none have been submitted since.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock was previously listed on the NASDAQ Stock Market. Since February of 1992, the Company's common stock has been listed on the O-T-C Pink Sheets. However, the market for these securities is extremely limited and sporadic.

On June 1, 2006, the closing bid price of the common stock was $.01.

HOLDERS

The number of record holders of the Company's common stock as of June 1, 2006 was 516. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

DIVIDENDS

The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

PLAN OF OPERATION

Prior to the acquisition of Resources of the Pacific, the Timber Rights, and the marketing rights, the Company had not engaged in any material operations since 1991.

RESULTS OF OPERATIONS

The Company received no revenue in either the calendar year ended December 31, 2002, or the calendar year ended December 31, 2003. The Company had no expenses during this fiscal period and conducted no business operations

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company had no current or long-term assets, and no working capital.

ITEM 7.  FINANCIAL STATEMENTS.

The Company's financial statements are presented under Item 13 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Item 8a. Controls and Procedures

We are presently evaluating companies and business operations which may be suitable merger or acquisition candidates for our Company. During this reporting period, our Company did not have any business operations other than corporate maintenance. As such, the company is just developing and implementing systems of internal and disclosure controls. Within the ninety-day period preceding the filing of this report, our management evaluated (i) the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-KSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

Conclusions

Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are not effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared, because of the failure to record debt forgiveness and imputed interest and the failure to timely produce reports for the past year. In accord with the U.S. Securities and Exchange Commission's requirements, the CEO and CFO conducted an evaluation of the Company's internal control over financial reporting (the "Internal Controls") to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the last quarter of the period covered by this report.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following are the Officers and Directors of the Company as of June 30, 2006:

     Name              Age       Position Held with Company
-----------------     ------    -----------------------------
Mark G. Hollo           55      President, CEO, and Director
William J. Reilly       52      CFO, Secretary and Director

Directors and Executive Officers

Semper Resources has established an interim Management Team to seek new business opportunities for the Company and maximize shareholder value.

Mark G. Hollo - Chairman and CEO

Mr. Hollo has served as the Chairman & CEO of Semper Resources Corporation since 2002. He as extensive experience in investment banking/corporate finance as well as specialized expertise in the development and financing of private and public companies. Since 2001, Mr. Hollo has been the Chairman & CEO of The Fund LLC, an advisory firm managing private investments. Mr. Hollo received a B.A. in International Relations from Georgetown University.

William J. Reilly-  Director, CFO and Secretary

Mr. Reilly has served as an Officer and Director of the Company since December 2005. Since 1979, Mr. Reilly has been engaged in the private practice of law in New York, NY. From 1996 to May, 1999, Mr. Reilly was an Officer and a member of the Board of Directors of BusinessNet Holdings Corp., and since January, 2001 as Secretary and a member of the Board of Directors of Executive Hospitality Corp., (formerly Invicta Corporation, a publicly-traded consumer optical manufacturer) headquartered in Boca Raton, FL.

Mr. Reilly received his Bachelor of Arts degree from the State University of New York in 1974, and a Juris Doctor degree from St. John's University School of Law in 1978. From 1978 to 1981, Mr. Reilly served as a Law Clerk to a Justice of the New York State Supreme Court. From 1982 to 1983, he was Assistant Counsel to the Speaker of the New York State Assembly and, from 1983 to 1984, as Assistant Counsel to the Chairman of the New York State Assembly Ways and Means Committee. He presently serves with the rank of Commander in the United States Naval Reserve, Judge Advocate General's Corps, specializing in International Law. Mr. Reilly is a resident of Boca Raton, FL, and is engaged in the full-time practice of corporate law as a member of the Bar of the State of New York and the Federal Courts. He is a member of the American Bar Association, the Federal Bar Association, and the New York State Bar Association.

ITEM 10. EXECUTIVE COMPENSATION

During fiscal 2002 and fiscal 2003, no officer or director was paid compensation from the Company. No directors of the Company received cash compensation for their services to the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RECORD AND BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK

The following table sets forth, as of June 30, 2006 certain information regarding the ownership of voting securities of each person known by the Company to be a beneficial owner of five percent or more of the outstanding voting securities, each of the Directors of the Company and all Officers and Directors as a group.
                                                          Percentage of Shares
  Name and Address of         Shares of Common Stock        of Common Stock
   Beneficial Owner           Beneficially Owned (1)       Beneficially Owned
--------------------------   ------------------------    ----------------------

International Bell, Inc.            12,569,000                     50.7%
Carol S. Lewis                       9,170,000                     36.9%
                                   -----------                  --------
All executive officers and
directors as a group
(1 person)                          12,569,000                     50.7%
                                   ===========                  ========


(C)  CHANGE IN CONTROL

     None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     International Bell, Inc., the Company's largest shareholder, has loaned the Company $50,000 in the form of a 12% per annum promissory note, payable on demand. Interest on the loan has been accrued but unpaid as of December 31, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this Form 10-KSB at the page indicated.
                                                                     Page Number
                                                                     -----------

(a)  (i) Financial Statements

         Auditor's Report as of February 3, 2006....................         F-1

         Consolidated Balance Sheets - December 31, 2004
            and 2005................................................         F-2

         Consolidated Statement of Operations - For the years ended
            December 31, 2004 and 2005..............................         F-3

         Statement of Shareholder's Equity - For the years ended
            December 31, 2004 and 2005..............................         F-4

         Statement of Cash Flows - For the years ended December 31,
            2004 and 2005...........................................         F-5

         Consolidated Notes to Financial Statements.................   F-6 - F-8

(a)  (ii)  Consolidated Schedules - None.

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


(a) (iii) Exhibits
                                                                      Sequential
                                                                         Page
Number                     Description                                  Number
------                     -----------                                ----------

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

----------------------

*    Incorporated by reference pursuant to Exchange Act Rule
     12b-23.

**   Incorporated by reference from previous filings.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SEMPER RESOURCES CORP.


Dated: June 30, 2006                      By: /s/ Mark G. Hollo
                                             ---------------------------------
                                             MARK G. HOLLO
                                             President, Chairman and CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: June 30, 2006                         By:/s/ Mark G. Hollo
                                             -----------------------------------
                                             MARK G. HOLLO
                                             President, Chairman and CEO

Dated: June 30, 2006                         By:/s/ William J. Reilly
                                             -----------------------------------
                                             WILLIAM J. REILLY
                                             Director and Chief
                                             Financial Officer

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS



To the shareholders of
  Semper Resources Corporation
  Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Semper Resources Corporation as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming Semper will continue as a going concern. As discussed in Note 2 to the financial statements, Semper has a working capital deficiency of $633,031 and no operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in
Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

February 3, 2006

                          SEMPER RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003


         ASSETS

Assets                                                              $         -
                                                                    ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                   $    262,302
Convertible note payable to majority stockholder                        335,544
Accrued expenses                                                         29,185
Advances from related party                                               6,000
                                                                    -----------
           Total Liabilities                                            633,031
                                                                    -----------

Commitments                                                                   -

STOCKHOLDERS' DEFICIT:
   Series A 12% convertible preferred stock,
      $.001 par value, 15,000 shares authorized,
      none issued and outstanding                                             -
   Common stock, $.001 par value, 100,000,000 shares
      authorized, 24,793,106 issued and outstanding                      24,793
   Additional paid-in capital                                        10,718,982
   Accumulated deficit                                              (11,376,806)
                                                                    -----------
           Total Stockholders' Deficit                                 (633,031)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $         -
                                                                    ===========











      See summary of accounting policies and notes to financial statements.

                          SEMPER RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended December 2003 and 2002


                                                    2003                2002
                                                ------------        ------------
Lawsuit judgment (expense)                      $   (335,544)       $          -

Other income and (expense):
  Interest (expense)                                 (11,185)
  Debt forgiveness                                    39,425              23,568
                                                ------------        ------------
Net income (loss)                               $   (307,304)       $     23,568
                                                ============        ============

Basic and diluted
 net income (loss) per share:                   $      (0.01)       $       0.00

Basic and diluted weighted
 average shares outstanding:                      24,793,106          24,793,106


























      See summary of accounting policies and notes to financial statements.

                          SEMPER RESOURCES CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       Years Ended December 2003 and 2002


                             Common stock           Accumulated
                         Shares         Amount        Deficit         Totals
                       -----------   ------------   ------------   ------------

Balances,
  December 31, 2001     24,793,106   $ 10,733,722   $(11,093,070)  $   (359,348)

Forgiveness of debt
  from related party                       10,033                        10,033

Net income                                                23,568         23,568
                       -----------   ------------   ------------   ------------
Balances,
  December 31, 2002     24,793,106     10,743,755    (11,069,502)      (325,747)

Forgiveness of debt
  from related party                           20                            20

Net loss                                                (307,304)      (307,304)
                       -----------   ------------   ------------   ------------
Balances,
  December 31, 2003     24,793,106     10,743,775   $(11,376,806)  $   (633,031)
                       ===========                  ============   ============

                  Less par value          (24,793)
                                     ------------
                 Paid in capital     $ 10,718,982
                                     ============

















      See summary of accounting policies and notes to financial statements.

                          SEMPER RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2003 and 2002


                                                        2003             2002
                                                      ---------       ---------
Cash flows from operating activities:
 Net income (loss)                                    $(307,304)      $  23,568
  Adjustments to reconcile net
   income to net cash used in
   operating activities:
  Accrued expense                                        11,185               -
  Debt forgiveness                                      (39,425)        (23,568)
                                                      ---------       ---------
Net cash used in
 Operating activities                                  (335,544)              -
                                                      ---------       ---------

Cash flows from financing activities:
 Expense paid by stockholder                            335,544               -
                                                      ---------       ---------

Net change in cash                                            -               -

Cash & cash equivalents,
 at beginning of year                                         -               -
                                                      ---------       ---------
Cash & cash equivalents,
 at end of year                                       $       -       $       -
                                                      =========       =========
Supplemental disclosures:
 Interest paid                                        $       -       $       -
 Income taxes paid                                            -               -

Non-Cash Transactions:
Debt forgiveness-
 Amounts due from related party                       $      20       $  10,033












      See summary of accounting policies and notes to financial statements.

                          SEMPER RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, the outstanding note payable option to convert is not included because the effect would be anti-dilutive under the treasury stock method.

Recently issued accounting pronouncements. In December 2006, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While Semper has not issued options to employees recently, it may do so in the future. The adoption of this new accounting pronouncement is not expected to have a material impact on the consolidated financial statements of Semper during the calendar year 2006.

Semper does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.


NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, Semper has no sales or operations and a working capital deficiency of $633,031. This raises substantial doubt about its ability to continue as a going concern. The ability of Semper to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if Semper is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding provide the opportunity for Semper to continue as a going concern.


NOTE 3 - STOCK OPTION PLAN

Semper has a non-qualified stock option plan whereby stock options may be granted to key employees, directors and executive officers designated by the Board of Directors at exercise prices equal to greater than fair market value. There are 105,000 shares reserved for issuance under this plan. At December 31, 2003, 55,000 shares are available for grant under this plan. No options have been issued or are outstanding during 2003 or 2002.


NOTE 4 - CAPITAL STOCK

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


NOTE 5 - COMMITMENTS

Semper's office space is provided by a related party and is on rent free month-to-month basis.


NOTE 6 - DEBT FORGIVENESS

Semper's legal counsel determined that third party collection attempts on the its old obligations are barred by Nevada's Statute of Limitation because of their age, lack of prior creditor collection attempts and the absence of agreement by Semper to extend their due dates. These amounts have been removed from liabilities and included as debt forgiveness income each year they expired.


NOTE 7 - CONVERTIBLE NOTE PAYABLE TO STOCKHOLDER

In August 2003, a court granted a judgment against Semper from a stockholder of $335,544, which was paid by the majority stockholder. This amount is shown as a convertible note payable to that stockholder with 10% annual interest accrued. The note is convertible anytime at $.10 per share.

--------------------------------------------------------------------------------