Form 10KSB/A
period 2004-12-31
SEMPER RESOURCES CORP
filed 2006-07-11
CIK 863139

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

       Annual report under section 13 or 15(d) of the Securities Exchange
                      Act of 1934 for the fiscal year ended
                                December 31, 2004

                         Commission file number: 0-18565

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

     Transitional Small Business Disclosure Format (Check One): Yes    No  X
                                                                   ---    ---

Explanatory Note
----------------

The issuer is filing this amended report on Form 10-KSB/A for the period ended December 31, 2004. The Amendment includes the completed and final audit report which was not included in the initial filing. The initial filing on Form 10-KSB was incorrectly filed without management's review and authorization.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise, during the Company's fiscal year ended December 31, 2004; and none have been submitted since.

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

RESULTS OF OPERATIONS

The Company received no revenue in either the calendar year ended December 31, 2003, or the calendar year ended December 31, 2004. The Company had no expenses during this fiscal period and conducted no business operations

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company had no current or long-term assets, and no working capital.

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

Conclusions

Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are not effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared, because of the failure to record debt forgiveness and imputed interest and the failure to timely produce reports for the past 2 years. In accord with the U.S. Securities and Exchange Commission's requirements, the CEO and CFO conducted an evaluation of the Company's internal control over financial reporting (the "Internal Controls") to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the last quarter of the period covered by this report.

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

ITEM 10. EXECUTIVE COMPENSATION

During fiscal 2003 and fiscal 2004, no officer or director was paid compensation from the Company. No directors of the Company received cash compensation for their services to the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RECORD AND BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK

The following table sets forth, as of June 30, 2006 certain information regarding the ownership of voting securities of each person known by the Company to be a beneficial owner of five percent or more of the outstanding voting securities, each of the Directors of the Company and all Officers and Directors as a group.
                                                          Percentage of Shares
  Name and Address of         Shares of Common Stock        of Common Stock
   Beneficial Owner           Beneficially Owned (1)       Beneficially Owned
--------------------------    ----------------------      --------------------

International Bell, Inc.            12,569,000                   50.7%
Carol S. Lewis                       9,170,000                   36.9%
                                   -----------                --------
All executive officers and
directors as a group
(1 person)                          12,569,000                   50.7%
                                   ===========                ========


(C)  CHANGE IN CONTROL

     None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     International Bell, Inc., the Company's largest shareholder, has loaned the Company $50,000 in the form of a 12% per annum promissory note, payable on demand. Interest on the loan has been accrued but unpaid as of December 31, 2004.

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

                                          SEMPER RESOURCES CORP.


Dated: June 30, 2006                      By: /s/ Mark G. Hollo
                                             -----------------------------------
                                             MARK G. HOLLO
                                             President, Chairman and CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: June 30, 2006                      By: /s/ Mark G. Hollo
                                             -----------------------------------
                                             MARK G. HOLLO
                                             President, Chairman and CEO


Dated: June 30, 2006                      By: /s/ William J. Reilly
                                             -----------------------------------
                                             WILLIAM J. REILLY
                                             Director and Chief
                                             Financial Officer

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS



To the shareholders of
  Semper Resources Corporation
  Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Semper Resources Corporation as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming Semper will continue as a going concern. As discussed in Note 2 to the financial statements, Semper has a working capital deficiency of $418,313 and no operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in
Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

February 3, 2006

                          SEMPER RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004


         ASSETS

Assets                                                             $          -
                                                                   ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                   $     23,030
Convertible note payable to majority stockholder                        335,544
Accrued interest                                                         50,739
Advances from related party                                               6,000
                                                                   ------------
           Total Liabilities                                            418,313
                                                                   ------------

Commitments                                                                   -

STOCKHOLDERS' DEFICIT:
   Series A 12% convertible preferred stock,
      $.001 par value, 15,000 shares authorized,
       none issued and outstanding                                            -
   Common stock, $.001 par value, 100,000,000 shares
       authorized, 24,793,106 issued and outstanding                     24,793
   Additional paid-in capital                                        10,718,982
   Accumulated deficit                                              (11,162,088)
                                                                   ------------
           Total Stockholders' Deficit                                 (418,313)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $          -
                                                                   ============
















     See summary of accounting policies and notes to financial statements.

                          SEMPER RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2004 and 2003




                                                   2004                2003
                                               ------------        ------------

Lawsuit judgment (expense)                     $          -        $   (335,544)

Other income (expense):
  Interest (expense)                                (33,554)            (11,185)
  Debt forgiveness                                  248,272              39,425
                                               ------------        ------------
Net income (loss)                              $    214,718        $   (307,304)
                                               ============        ============

Basic and diluted
 net income (loss) per share:                  $       0.01        $      (0.01)

Basic and diluted weighted
 average shares outstanding:                     24,793,106          24,793,106























     See summary of accounting policies and notes to financial statements.

                          SEMPER RESOURCES CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       Years Ended December 2004 and 2003


                             Common stock           Accumulated
                         Shares         Amount        Deficit          Totals
                      ------------   ------------   ------------   ------------

Balances,
 December 31, 2002      24,793,106   $ 10,743,755   $(11,069,502)  $   (325,747)

Forgiveness of debt
 from related party                            20                            20

Net loss                                                (307,304)      (307,304)
                      ------------   ------------   ------------   ------------
Balances,
 December 31, 2003      24,793,106     10,743,775    (11,376,806)      (633,031)

Net income                                               214,718        214,718
                      ------------   ------------   ------------   ------------
Balances,
 December 31, 2004      24,793,106     10,743,775   $(11,162,088)  $   (418,313)
                      ============                  ============   ============

                    Less par value        (24,793)
                                     ------------
                   Paid in capital   $ 10,718,982
                                     ============














     See summary of accounting policies and notes to financial statements.

                          SEMPER RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003



                                                         2004            2003
                                                      ---------       ---------
Cash flows from operating activities:
  Net income (loss)                                   $ 214,718       $(307,304)
Adjustments to reconcile net income
  to net cash used in operating
  activities:
   Accrued interest expense                              33,554          11,185
   Debt forgiveness                                    (248,272)        (39,425)
                                                      ---------       ---------
Net cash used in
  Operating activities                                        -        (335,544)
                                                      ---------       ---------
Cash flows from financing activities:
  Expense paid by stockholder                                           335,544
                                                      ---------       ---------

Net change in cash                                            -               -

Cash & cash equivalents,
  at beginning of year                                        -               -
                                                      ---------       ---------
Cash & cash equivalents,
  at end of year                                       $      -         $     -
                                                      =========       =========
Supplemental disclosures:
 Interest paid                                         $      -         $     -
 Income taxes paid                                            -               -

Non-Cash Transactions:
 Debt forgiveness-
  Amounts due from related party                       $      -       $      20













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


NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, Semper has no sales or operations and a working capital deficiency of $418,313. This raises substantial doubt about its ability to continue as a going concern. The ability of Semper to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if Semper is unable to continue as a going concern.

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