Form 10QSB/A
period 2006-03-31
SEMPER RESOURCES CORP
filed 2006-07-12
CIK 863139

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                         Commission File Number 0-18565

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


                                 (561) 995-4625
                            -------------------------
                           (Issuer's telephone number)

               ---------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                                               ---   ---

         As of June 30, 2006, 24,793,106 shares of Common Stock of the issuer were outstanding.

Explanatory Note
----------------

The issuer is filing this amended report on Form 10-QSB/A for the period ended March 31, 2006. The Amendment includes the completed and final audit report which was not included in the initial filing. The initial filing on Form 10-QSB was incorrectly filed without management's review and authorization.

                          SEMPER RESOURCES CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                                                          Page
                                                                         ------
PART I - FINANCIAL INFORMATION

ITEM 1 . Financial Statements (unaudited)

         Consolidated Balance Sheet as of March 31, 2006 and
         December 31, 2005 ............................................      3

         Consolidated Statements of Operations for the three months
         and ended March 31, 2006......................................      4

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2006 .........................................      5

         Notes to Consolidated Financial Statements....................      6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations....      7

PART II- OTHER INFORMATION.............................................      8

         Signatures....................................................      9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2006 and December 31, 2005
                                   (unaudited

         ASSETS
                                                       2006            2005
                                                   ------------    ------------
Assets                                             $          -    $          -
                                                   ============    ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible note payable to majority shareholder   $    335,544    $    335,544
Accrued interest                                         86,682          78,293
                                                   ------------    ------------
Total Liabilities                                       422,226         413,837
                                                   ------------    ------------

Commitments                                                   -               -

STOCKHOLDERS' DEFICIT:
  Series A 12% convertible preferred stock,
   $.001 par value, 15,000 shares authorized,
   none issued and outstanding                                -               -
  Common stock, $.001 par value, 100,000,000
   shares authorized, 24,793,106 issued and
   outstanding                                           24,793          24,793
  Additional paid-in capital                         10,724,982      10,724,982
  Accumulated deficit                               (11,172,001)    (11,163,612)
                                                   ------------    ------------
    Total Stockholders' Deficit                        (422,226)       (413,837)
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $         -     $         -
                                                   ============    ============





     See summary of accounting policies and notes to financial statements.

                          SEMPER RESOURCES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2006 and 2005
                                   (unaudited)


                                                    2006              2005
                                                ------------      ------------
Other Income (expense):
  Interest (expense)                            $     (8,389)     $     (8,389)
  Debt forgiveness                                         -            19,190
                                                ------------      ------------
Net income (loss)                               $     (8,389)     $     10,801
                                                ============      ============
Basic and diluted
  net income (loss) per share:                  $      (0.00)     $       0.00

Weighted average
  shares outstanding:                             24,793,106        24,793,106



















     See summary of accounting policies and notes to financial statements.

                          SEMPER RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   Three Months Ended March 31, 2006 and 2005
                                   (unaudited)

                                                           2006          2005
                                                         --------      --------

Cash Flows from operating activities:
 Net income (loss)                                       $ (8,389)     $ 10,801
Adjustments to reconcile net loss
 to net cash used in operating activities:
  Accrued interest expense                                  8,389         8,389
  Debt forgiveness                                              -       (19,190)
                                                         --------      --------
Net cash used in
 Operating activities                                           -             -
                                                         --------      --------

Net change in cash                                              -             -

Cash & cash equivalents,
 at beginning of period                                         -             -
                                                         --------      --------
Cash & cash equivalents,
 at end of period                                       $       -     $       -
                                                         ========      ========

Supplemental disclosures:
 Interest paid                                          $       -     $       -
 Taxes paid                                                     -             -
















     See summary of accounting policies and notes to financial statements.

                          SEMPER RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Semper Resources Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Semper's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for year ended December 31, 2005 as reported in the Form 10-KSB have been omitted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The Company's initial business plan was to operate as an active timberland manager, while seeking competitively higher returns on investment as a producer of hardwoods. Due to a lack of capital to effectuate its business plans, the Company discontinued its active business operations in December, 2001.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006

     There were no revenues for either the three months ended March 31, 2006 or March 31, 2005. The sole business activity of the Company was its search for a business to acquire.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had no current or long-term assets, and no working capital.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its ongoing corporate operations through funds and services provided by its Officers. As of March 31, 2006 and March 31, 2005, the Company had a cash balance of $0.

     The Company has experienced significant operating losses throughout its history, and as a result discontinued normal business operations in 2001. The Company's ability to survive is dependent on its ability to identify and acquire new business operations, and to raise capital through the issuance of stock or borrowing of additional funds.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

Number   Title of Document

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

32.2     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

         (1) Incorporated herein by reference from Registrant's Form 10KSB, dated June 20, 1997.
         (2) Incorporated herein by reference from Registrant's Form 10KSB, dated March 29, 2001
         (3) Incorporated herein by reference from Registrant's Form 10QSB, dated May 15, 2001.
         (4) Incorporated herein by reference from Registrant's Form 10QSB, dated May 15, 2002.
         (5) Incorporated herein by reference from Registrant's Form 10QSB, dated August 19, 2002.
         (6) Incorporated herein by reference from Registrant's Form 10QSB, dated November 19, 2004.

    (b)  Reports on Form 8-K filed.

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                       SEMPER RESOURCES CORPORATION

                                       /s/ Mark G. Hollo
                                       -----------------------------------------
                                           Mark G. Hollo
                                           President, Chairman and CEO

Date: June 30, 2006

                                       /s/ William J. Reilly
                                       -----------------------------------------
                                           William J. Reilly
                                           Chief Financial Officer and Director

Date: June 30, 2006

--------------------------------------------------------------------------------