Form 10QSB
period 2006-06-30
SEMPER RESOURCES CORP
filed 2006-08-21
CIK 863139

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                         Commission File Number 0-18565

                          SEMPER RESOURCES CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Oklahoma                                        93-0947570
-------------------------------              -----------------------------------
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

     As of August 15, 2006, 24,793,106 shares of Common Stock of the issuerwere outstanding.

                          SEMPER RESOURCES CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 . Financial Statements (unaudited)

         Consolidated Balance Sheets as of June 30, 2006 and
         December 31, 2005 ................................................  3

         Consolidated Statements of Operations for the three and six ended June 30, 2006 ..............................................  4

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2006 and 2005 ...........................................  5

         Notes to Consolidated Financial Statements .......................  6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations .......  7

PART II- OTHER INFORMATION ................................................  8

         Signatures .......................................................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SEMPER RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2006 and December 31, 2005
                                   (unaudited)


                                     ASSETS
                                     ------
                                                       2006            2005
                                                   ------------    ------------
Assets                                             $          -    $          -
                                                   ============    ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:
Convertible note payable to majority shareholder   $    335,544    $    335,544
Accrued interest                                         95,071          78,293
                                                   ------------    ------------
Total Liabilities                                       430,615         413,837
                                                   ------------    ------------

Commitments                                                   -               -

STOCKHOLDERS' DEFICIT:
 Series A 12% convertible preferred stock,
  $.001 par value, 15,000 shares authorized,
  none issued and outstanding                                 -               -
 Common stock, $.001 par value, 100,000,000
  shares authorized, 24,793,106 issued and
  outstanding                                            24,793          24,793
 Additional paid-in capital                          10,724,982      10,724,982
 Accumulated deficit                                (11,180,390)    (11,163,612)
                                                   ------------    ------------
  Total Stockholders' Deficit                          (430,615)       (413,837)
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $          -    $          -
                                                   ============    ============


                               SEMPER RESOURCES CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME
                     Three and Six Months Ended June 30, 2006 and 2005
                                        (unaudited)


                                      Three Months                   Six Months
                                   2006           2005           2006            2005
                               ------------   ------------   ------------   ------------
Other Income (expense):
 Interest (expense)            $      8,389   $      8,389   $     16,778   $     16,778

 Debt forgiveness                         -         12,840              -         30,030
                               ------------   ------------   ------------   ------------
Net income (loss)              $     (8,389)  $    (21,229)  $    (16,778)  $    (46,808)
                               ============   ============   ============   ============
Basic & diluted
 net income per share:         $       0.00   $       0.00   $       0.00   $       0.00
Basic & diluted weighted
 average shares outstanding:     24,793,106     24,793,106     24,793,106     24,793,106




















                                            4

                          SEMPER RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     Six Months Ended June 30, 2006 and 2005
                                   (unaudited)

                                                           2006          2005
                                                         --------      --------

Cash Flows from operating activities:
   Net income (loss)                                     $(16,778)     $  2,412
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Accrued interest expense                                 16,778        16,778
  Debt forgiveness                                              -       (19,190)
                                                         --------      --------
Net cash used in Operating activities                           -             -
                                                         --------      --------

Net change in cash                                              -             -

Cash & cash equivalents, at beginning of period                 -             -
                                                         --------      --------
Cash & cash equivalents, at end of period                $      -      $      -
                                                         ========      ========

Supplemental disclosures:
Interest paid                                            $      -      $      -
Taxes paid                                                      -             -

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The Company's initial business plan was to operate as an active timberland manager, while seeking competitively higher returns on investment as a producer of hardwoods. Due to a lack of capital to effectuate its business plans, the Company discontinued its active business operations in December 2001.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006

     There were no revenues for either the three months ended June 30, 2006 or June 30, 2005. The sole business activity of the Company was its search for a business to acquire.

Six Months Ended June 30, 2006

     There were no revenues for either the six months ended June 30, 2006 or June 30, 2005. The sole business activity of the Company was its search for a business to acquire.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had no current or long-term assets and no working capital.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its ongoing corporate operations through funds and services provided by its officers. As of June 30, 2006 and June 30, 2005, the Company had a cash balance of $0.

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


                                  SEMPER RESOURCES CORPORATION

                                  /s/ Mark G. Hollo
                                  ----------------------------------------------
                                      Mark G. Hollo
                                      Chairman and Chief Executive Officer

Date: June 30, 2006

                                  /s/ William J. Reilly
                                  ----------------------------------------------
                                      William J. Reilly
                                      Chief Financial Officer and Director

Date: June 30, 2006

--------------------------------------------------------------------------------