Form 10KSB/A
period 2005-12-31
Cyberfund, Inc.
filed 2006-10-18
CIK 863139

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

                         Commission file number: 0-18565

                                 CYBERFUND, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its Charter)

                Oklahoma                               93-0947570
      ----------------------------               -----------------------
      (State or other jurisdiction                   (IRS Employer
           of incorporation)                      Identification Number)


                     5447 NW 42nd Ave., Boca Raton, FL 33496
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's Telephone Number: (561) 995-4625

                          SEMPER RESOURCES CORPORATION
                      ------------------------------------
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
Yes: X  No:
    ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form, 10-KSB or any amendment to this Form 10-KSB. X
                               ---

Indicate by check mark whether the Registrant is a shell company [as defined in Rule 12b-2 of the Exchange Act].
Yes:  X    No:
     ---      ---

State issuer's revenues for its most recent fiscal year:  $0

The number of shares of Common Stock outstanding as of June 1, 2006 was 24,793,106. As of such date, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $122,241 based on the average high and low bid prices for such common stock as reported on the OTC Pink Sheets.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectus filed pursuant to Rule 424(b)or (c) are incorporated by reference in this report.

     Transitional Small Business Disclosure Format (Check One): Yes    No  X
                                                                   ---    ---

                                TABLE OF CONTENTS

                                                                          Page
                                                                         ------

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS...............................    4
         ITEM 2.  DESCRIPTION OF PROPERTIES.............................    5
         ITEM 3.  LEGAL PROCEEDINGS ....................................    5
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS...................................    5

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS...........................    6
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................    6
         ITEM 7.  FINANCIAL STATEMENTS..................................    6
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE................    6

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT.....................    8
         ITEM 10. EXECUTIVE COMPENSATION................................    8
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.................................    9
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS..........................................    9
         ITEM 13. EXHIBITS AND REPORTS OF FORM
                  8-K...................................................    9

                  SIGNATURES............................................   11

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

Directors and Executive Officers

Cyberfund, Inc. has established an interim Management Team to seek new business opportunities for the Company and maximize shareholder value.

Mark G. Hollo - Chairman and CEO

Mr. Hollo has served as the Chairman & CEO of Cyberfund, Inc. since 2002. He as extensive experience in investment banking/corporate finance as well as specialized expertise in the development and financing of private and public companies. Since 2001, Mr. Hollo has been the Chairman & CEO of The Fund LLC, an advisory firm managing private investments. Mr. Hollo received a B.A. in International Relations from Georgetown University.

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

                                          Cyberfund, Inc.


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

                                 CYBERFUND, INC.
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

                                 CYBERFUND, INC.
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

                                 CYBERFUND, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
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

                                 CYBERFUND, INC.
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

                                 CYBERFUND, INC.
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS


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