Form 10QSB/A
period 2006-03-31
Cyberfund, Inc.
filed 2006-10-18
CIK 863139

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

                         Commission File Number 0-18565

                                 CYBERFUND, INC.
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

                          SEMPER RESOURCES CORPORATION
                          ----------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

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

                                 CYBERFUND, INC.
                                   FORM 10-QSB

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 CYBERFUND, INC.
                           CONSOLIDATED BALANCE SHEETS
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


                                       CYBERFUND, INC.

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