Form 10QSB/A
period 2006-06-30
Cyberfund, Inc.
filed 2006-10-18
CIK 863139

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


                     5447 NW 42nd Ave., Boca Raton, FL 33496
              -----------------------------------------------------
                    (Address of principal executive offices)

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
         As of August 15, 2006, 24,793,106 shares of Common Stock of the issuerere outstanding.

                                 CYBERFUND, INC.
                                   FORM 10-QSB

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
                                                   ============    ============


                                      CYBERFUND, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
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

                                 CYBERFUND, INC.
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