Form 10QSB
period 2006-09-30
Cyberfund, Inc.
filed 2006-11-20
CIK 863139

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2006

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

         As of November 14, 2006, 2,041,739 shares of Common Stock of the Issuer are issued and outstanding.

                                 CYBERFUND, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 . Financial Statements (unaudited)

         Consolidated Balance Sheets as of September 30, 2006 and
         December 31, 2005 ...............................................  3

         Consolidated Statements of Operations for the three and nine ended September 30, 2006.........................................  4

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2006 and 2005 .....................................  5

         Notes to Consolidated Financial Statements ......................  6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations ......  7

PART II- OTHER INFORMATION ...............................................  8

         Signatures ......................................................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                 CYBERFUND, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2006 and December 31, 2005
                                   (unaudited)


                                     ASSETS
                                     ------
                                                       2006            2005
                                                   ------------    ------------
Assets                                             $          -    $          -
                                                   ============    ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:
Convertible note payable to majority shareholder   $    335,544    $    335,544
Accrued interest                                        103,460          78,293
                                                   ------------    ------------
Total Liabilities                                       439,004         413,837
                                                   ------------    ------------

Commitments                                                   -               -

STOCKHOLDERS' DEFICIT:
 Series A 12% convertible preferred stock,
  $.001 par value, 15,000 shares authorized,
  none issued and outstanding                                 -               -
 Common stock, $.001 par value, 100,000,000
  shares authorized, 2,041,739 issued and
  outstanding                                            24,793          24,793
 Additional paid-in capital                          10,724,982      10,724,982
 Accumulated deficit                                (11,180,390)    (11,163,612)
                                                   ------------    ------------
  Total Stockholders' Deficit                          (439,004)       (413,837)
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $          -    $          -
                                                   ============    ============



                                      CYBERFUND, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                     Three and Nine Months Ended Sept. 30, 2006 and 2005
                                        (unaudited)


                                      Three Months                   Nine Months
                                   2006           2005           2006            2005
                               ------------   ------------   ------------   ------------
Other Income (expense):
 Interest (expense)            $      8,389   $      8,389   $     25,617   $     16,778

 Debt forgiveness                         -         12,840              -         30,030
                               ------------   ------------   ------------   ------------
Net income (loss)              $     (8,389)  $    (21,229)  $    (25,617)  $    (46,808)
                               ============   ============   ============   ============
Basic & diluted
 net income per share:         $       0.00   $       0.00   $       0.00   $       0.00
Basic & diluted weighted
 average shares outstanding:     17,209,317     24,793,106     22,265,000     24,793,106
















                                            4

                                 CYBERFUND, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     Nine Months Ended Sept. 30, 2006 and 2005
                                   (unaudited)

                                                            2006         2005
                                                         ---------    ---------

Cash Flows from operating activities:
   Net income (loss)                                     $ (25,617)   $   2,412
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Accrued interest expense                                  25,617       16,778
  Debt forgiveness                                               -      (19,190)
                                                         ---------    ---------
Net cash used in Operating activities                            -            -
                                                         ---------    ---------

Net change in cash                                               -            -

Cash & cash equivalents, at beginning of period                  -            -
                                                         ---------    ---------
Cash & cash equivalents, at end of period                $       -    $       -
                                                         =======+=    =========

Supplemental disclosures:
Interest paid                                            $       -    $       -
Taxes paid                                                       -            -

                                CYBERFUND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Cyberfund, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for year ended December 31, 2005 as reported in the Form 10-KSB have been omitted.


NOTE 2 - REVERSE SPLIT OF COMMON STOCK AND CHANGE OF NAME

On September 1, 2006, the corporation undertook a reverse-split of its issued and outstanding Common Stock on the basis of one new Share for each One Thousand issued and outstanding Shares. On the same date, the corporation changed its name to Cyberfund, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         The Company's initial business plan was to operate as an active timberland manager, while seeking competitively higher returns on investment as a producer of hardwoods. Due to a lack of capital to effectuate its business plans, the Company discontinued its active business operations in December 2001. Since September, 2006, the Company has actively been seeking a suitable acquisition or merger partner in order to maximize shareholder value.

         On September 1, 2006, the corporation undertook a reverse-split of its issued and outstanding Common Stock on the basis of one new Share for each One Thousand issued and outstanding Shares. On the same date, the corporation changed its name to Cyberfund, Inc.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006

         There were no revenues for either the three months ended Sept. 30, 2006 or Sept. 30, 2005. The sole business activity of the Company was its search for a suitable business to acquire.

Nine Months Ended Sept. 30, 2006

         There were no revenues for either the nine months ended Sept. 30, 2006 or Sept. 30, 2005. The sole business activity of the Company during this period was its search for a suitable business to acquire.

LIQUIDITY AND CAPITAL RESOURCES

         At Sept. 30, 2006, the Company had no current or long-term assets and no working capital.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         For the past twelve months, the Company has funded its ongoing corporate operations through funds and services provided by its officers. As of Sept. 30, 2006 and Sept. 30, 2005, the Company had a cash balance of $0. During this period, the Company issued a total of 2,000,000 shares of Common Stock to its Officers and advisors in lieu of cash compensation for services rendered.

         The Company has experienced significant operating losses throughout its history, and as a result discontinued normal business operations in 2001. The Company's ability to survive is dependent on its ability to identify and acquire new business operations, and to raise capital through the issuance of stock or borrowing of additional funds.


ITEM 3. CONTROLS AND PROCEDURES

         Based on their evaluation, as of a date within ninety days of the filing of this Report on form 10-QSB, our Chief Executive Officer and our Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules (13a-14 and 15d-14 under the Securities Exchange Act of
1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Date: November 15, 2006

                                  /s/ William J. Reilly
                                  ----------------------------------------------
                                      William J. Reilly
                                      Chief Financial Officer and Director

Date: November 15, 2006

--------------------------------------------------------------------------------