Form 10QSB/A
period 2006-09-30
Cyberfund, Inc.
filed 2006-12-20
CIK 863139

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

                                 CYBERFUND, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 . Financial Statements (unaudited)

         Consolidated Balance Sheets as of September 30, 2006 and
         December 31, 2005 ...............................................  3

         Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005.........................  4

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2006 and 2005 .....................................  5

         Notes to Consolidated Financial Statements ......................  6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations ......  7

PART II- OTHER INFORMATION ...............................................  9

         Signatures ...................................................... 10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                 CYBERFUND, INC.
                    (formerly Semper Resources Corporation)
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2006 and December 31, 2005
                                   (unaudited)


                                     ASSETS
                                     ------
                                                       2006            2005
                                                   ------------    ------------
Assets                                             $          -    $          -
                                                   ============    ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:
Convertible note payable to majority shareholder   $    335,544    $    335,544
Accrued interest                                        103,460          78,293
                                                   ------------    ------------
Total Liabilities                                       439,004         413,837
                                                   ------------    ------------

Commitments                                                   -               -

STOCKHOLDERS' DEFICIT:
 Series A 12% convertible preferred stock,
  $.001 par value, 15,000 shares authorized,
  none issued and outstanding                                 -               -
 Common stock, $.001 par value, 100,000,000
  shares authorized, 2,041,739 issued and
  outstanding                                            24,793          24,793
 Additional paid-in capital                          10,724,982      10,724,982
 Accumulated deficit                                (11,188,779)    (11,163,612)
                                                   ------------    ------------
  Total Stockholders' Deficit                          (439,004)       (413,837)
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $          -    $          -
                                                   ============    ============



                                     CYBERFUND, INC.
                            CONSOLIDATED STATEMENTS OF INCOME
                         (formerly Semper Resources Corporation)
                 Three and Nine Months Ended September 30, 2006 and 2005
                                       (unaudited)


                                      Three Months                   Nine Months
                                   2006           2005           2006            2005
                               ------------   ------------   ------------   ------------
Other Income (expense):
 Interest (expense)            $      8,389   $          -   $     25,167   $          -

 Debt forgiveness                         -              -              -         32,030
                               ------------   ------------   ------------   ------------
Net income (loss)              $     (8,389)  $          -   $    (25,167)  $     32,030
                               ============   ============   ============   ============
Basic & diluted
 net income per share:         $       0.00   $       0.00   $       0.00   $       0.00
Basic & diluted weighted
 average shares outstanding:     17,209,317     24,793,106     22,265,000     24,793,106
















                                            4

                                 CYBERFUND, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     (formerly Semper Resources Corporation)
                  Nine Months Ended September 30, 2006 and 2005
                                   (unaudited)

                                                            2006         2005
                                                         ---------    ---------

Cash flows from operating activities:
   Net income (loss)                                     $ (25,167)   $  32,030
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Accrued interest expense                                  25,167            -
  Debt forgiveness                                               -      (32,030)
                                                         ---------    ---------
Net cash used in operating activities                            -            -
                                                         ---------    ---------

Net change in cash                                               -            -

Cash & cash equivalents, at beginning of period                  -            -
                                                         ---------    ---------
Cash & cash equivalents, at end of period                $       -    $       -
                                                         =======+=    =========

Supplemental disclosures:
Interest paid                                            $       -    $       -
Taxes paid                                                       -            -

                                 CYBERFUND, INC.
                     (formerly Semper Resources Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Cyberfund, Inc. (formerly Semper Resources Corporation) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Cyberfund's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for year ended December 31, 2005 as reported in the Form 10-KSB have been omitted.


NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, Cyberfund has no sales or operations and a working capital deficiency of $439,004. This raises substantial doubt about its ability to continue as a going concern. The ability of Cyberfund to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if Cyberfund is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding provide the opportunity for Cyberfund to continue as a going concern.


NOTE 3 - REVERSE SPLIT OF COMMON STOCK AND CHANGE OF NAME

On September 1, 2006, Cyberfund undertook a reverse-split of its issued and outstanding common stock on the basis of one new share for each one thousand issued and outstanding shares. On the same date, Semper changed its name to Cyberfund, Inc.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006

         There were no revenues for either the three months ended September 30, 2006 or September 30, 2005. The sole business activity of the Company was its search for a suitable business to acquire.

Nine Months Ended September 30, 2006

         There were no revenues for either the nine months ended September 30, 2006 or September 30, 2005. The sole business activity of the Company during this period was its search for a suitable business to acquire.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2006, the Company had no current or long-term assets and a working capital deficit of $439,004.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         For the past twelve months, the Company has funded its ongoing corporate operations through funds and services provided by its officers. As of September 30, 2006 and September 30, 2005, the Company had a cash balance of $0. During this period, the Company issued a total of 2,000,000 shares of common stock to its officers and advisors in lieu of cash compensation for services rendered.

         The Company has experienced significant operating losses throughout its history, and as a result discontinued normal business operations in 2001. The Company's ability to survive is dependent on its ability to identify and acquire new business operations, and to raise capital through the issuance of stock or borrowing of additional funds.

ITEM 3. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the disclosure controls and procedures of the Company were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

         Our independent auditor, Malone & Bailey PC, identified deficiencies in our internal controls related to interst expense, accrued interest and retained earnings for the fiscal period ended September 30, 2006 In addition, management identified deficiencies in our accounting for business combinations. To address these issues, we hired an accountant to assist in our preparation and review process. Our Chief Executive Officer and Chief Financial Officer feel this step now ensures that effective controls are now in place and will insure proper reporting of business combinations, depreciation, amortization and recapitalizations.

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

Date: December 20, 2006

                                  /s/ William J. Reilly
                                  ----------------------------------------------
                                      William J. Reilly
                                      Chief Financial Officer and Director

Date: December 20, 2006

--------------------------------------------------------------------------------