Form 10KSB
period 2006-12-31
Cyberfund, Inc.
filed 2007-04-05
CIK 863139

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            Annual report under section 13 or 15(d) of the Securities
                 Exchange Act of 1934 for the fiscal year ended
                                December 31, 2006

                         Commission file number: 0-18565

                                 CYBERFUND, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its Charter)

           Oklahoma                                      93-0947570
------------------------------              -----------------------------------
(State or other jurisdiction                (IRS Employer Identification Number)
    of incorporation)


                     5447 NW 42nd Ave., Boca Raton, FL 33496
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

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

State issuer's revenues for its most recent fiscal year: $0

The number of shares of Common Stock outstanding as of March 30, 2007 was 2,041,739. As of such date, the aggregate market value of the voting stock of the registrant held by non-affiliates could not be computed because there was no bid or ask price reported on the OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

No annual reports to security holders, proxy or information statements, or prospectus filed pursuant to Rule 424(b)or (c) are incorporated by reference in this report.

Transitional Small Business Disclosure Format (Check One): Yes     No  X
                                                               ---    ----

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS...............................    3
         ITEM 2.  DESCRIPTION OF PROPERTIES.............................    3
         ITEM 3.  LEGAL PROCEEDINGS ....................................    4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS...................................    4

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS...........................    5
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................    5
         ITEM 7.  FINANCIAL STATEMENTS..................................    7
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE................    7

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT.....................    8
         ITEM 10. EXECUTIVE COMPENSATION................................    9
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.................................    9
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS..........................................    9
         ITEM 13. EXHIBITS AND REPORTS OF FORM
                  8-K...................................................   10

                  SIGNATURES............................................   11

                  FINANCIAL STATEMENTS..................................  F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INITIAL BUSINESS DEVELOPMENT

Cyberfund, Inc. (formerly Semper Resources Corporation and Resources of the Pacific Corporation) (the "Company") was originally organized under the laws of the State of Nevada in April of 1987, under the name "10 Minute Pit Stop USA, Inc." The Company was formed for the purpose of acquiring and operating automotive oil change service centers. On April 30, 1987, the Company merged with Value Funding Corporation, a publicly-owned corporation that owned a chain of oil change and lubrication centers. In 1990, the Company changed its name to Pit Stop Auto Centers, Inc. In November, 2005, the Company reincorporated in the State of Oklahoma, and on September 1, 2006 changed its name to Cyberfund, Inc.

DISCONTINUANCE OF ACTIVE BUSINESS OPERATIONS

The Company, following its reorganization in 1995, had intended to operate as an active timberland manager, while seeking competitively higher returns on investment as a producer of hardwoods. Due to a lack of capital to effectuate its business plans, the Company discontinued its active business operations in December, 2001.

CURRENT OPERATIONS

On September 1, 2006, the shareholders of the Company, acting upon written consent of the holders of a majority of the issued and outstanding Shares of Common Stock, approved the change of name of the Company to Cyberfund, Inc., and the reverse-split of all issued and outstanding Common Stock on the basis of one new share for each one thousand issued and outstanding shares.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, during the Company's fiscal year ended December 31, 2006, and none have been submitted since. On September 1, 2006, the shareholders of the Company, acting upon written consent of the holders of a majority of the issued and outstanding Shares of Common Stock, approved the change of name of the Company to Cyberfund, Inc., and the reverse-split of all issued and outstanding Common Stock on the basis of one new share for each one thousand issued and outstanding shares. Proxies were not solicited for this approval.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

From its inception as a public company until 1992 the Company's Common Stock traded on the NASDAQ market. From February of 1992 to February, 2007, the Company's common stock was listed on the OTC Pink Sheets. However, the market for these securities was extremely limited and sporadic. In March, 2007, the Company's common stock was approved by the NASD for listing on the OTC Bulletin Board under the trading symbol "CYFD".

On March 30, 2007, there was no bid or ask price posted on the Bulletin Board for the Company's Common Stock.

HOLDERS

The number of record holders of the Company's common stock as of December 31, 2006 was 452. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

DIVIDENDS

The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

PLAN OF OPERATION

The Company has not engaged in any material operations since 1991, and is presently seeking a merger with or acquisition of existing business operations.

RESULTS OF OPERATIONS

The Company received no revenue in either the calendar year ended December 31, 2006, or the prior calendar year ended December 31, 2005. The Company had no expenses, except for interest expense on the convertible note payable to shareholder,and shares issued for servics during this fiscal period and conducted no business operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Company had no current or long term assets, and no working capital. The Company's current debt of $447,391 is represented by a demand convertible promissory note beneficially held by Mark G. Hollo, the Company's Chairman, President and principal shareholder.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 as compared to December 31, 2005

There were no revenues for either the three months ended December 31, 2006 or December 31, 2005. The sole business activity of the Company was its search for a suitable business to acquire.

Year Ended December 31, 2006 as compared to December 31, 2005

There were no revenues for either the year ended December 31, 2006 or December 31, 2005. The sole business activity of the Company during this period was its search for a suitable business to acquire.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Company had no current or long-term assets and a working capital deficit of $447,391.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

For the past twelve months, the Company has funded its ongoing corporate operations through funds and services provided by its officers. As of December 31, 2006, the Company had a cash balance of $0. During this period, the Company issued a total of 2,000,000 shares of common stock valued at $2,000 to its officers and advisors in lieu of cash compensation for services rendered.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following are the Officers and Directors of the Company as of March 30, 2007:

     Name              Age      Position Held with Company
-----------------     ------    -----------------------------
Mark G. Hollo           56      Chairman, President, and CEO
William J. Reilly       53      CFO, Secretary and Director

Directors and Executive Officers

The Company has established an interim Management Team to seek new business opportunities for the Company and maximize shareholder value.

Mark G. Hollo - Chairman, President and CEO

Mr. Hollo has served as the Chairman, President & CEO of the Company since 2002. He has extensive experience in investment banking/corporate finance as well as specialized expertise in the development and financing of private and public companies. Since 2001, Mr. Hollo has been the Chairman & CEO of The Fund LLC, an advisory firm managing private investments. Mr. Hollo received a B.A. in International Relations from Georgetown University.

William J. Reilly-  Director, CFO and Secretary

Mr. Reilly has served as an Officer and Director of the Company since December 2002. Since 1979, Mr. Reilly has been engaged in the private practice of law in New York, NY. From 1996 to May, 1999, Mr. Reilly was an Officer and a member of the Board of Directors of BusinessNet Holdings Corp., and from January, 2001 until June, 2006 as an Officer and a member of the Board of Directors of Executive Hospitality Corp., (formerly Invicta Corporation, a publicly-traded consumer optical manufacturer) headquartered in Boca Raton, FL.

Mr. Reilly received his Bachelor of Arts degree from the State University of New York in 1974, and a Juris Doctor degree from St. John's University School of Law in 1978. From 1978 to 1981, Mr. Reilly served as a Law Clerk to a Justice of the New York State Supreme Court. From 1982 to 1983, he was Assistant Counsel to the Speaker of the New York State Assembly and, from 1983 to 1984, as Assistant Counsel to the Chairman of the New York State Assembly Ways and Means Committee. From 1980 to 2005 he served with the rank of Commander in the United States Naval Reserve, Judge Advocate General's Corps, specializing in International Law, and transferred to the Retired Reserve in July, 2005. Mr. Reilly is a resident of Boca Raton, FL, and is engaged in the full-time practice of corporate law as a member of the Bar of the State of New York and the Federal Courts. He is a member of the American Bar Association, the Federal Bar Association, and the New York State Bar Association.

ITEM 10.  EXECUTIVE COMPENSATION

During fiscal 2006 and fiscal 2005, no officer or director was paid compensation from the Company. An officer and director and entities beneficially owned by this officer and director were issued 2,000,000 shares of common stock valued at $2,000 as compensation for services. No directors of the Company received cash compensation for their services to the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RECORD AND BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK

The following table sets forth, as of March 30, 2007, certain information regarding the ownership of voting securities of each person known by the Company to be a beneficial owner of five percent or more of the outstanding voting securities, each of the Directors of the Company and all Officers and Directors as a group. These Shares reflect the one-for-one thousand reverse split of Common Stock which took place on September 1, 2006.

                                                          Percentage of Shares
  Name and Address of         Shares of Common Stock        of Common Stock
   Beneficial Owner           Beneficially Owned (1)       Beneficially Owned
 ----------------------      ------------------------    ----------------------
Mark G. Hollo (1)                      500,000                   24.5%
International Bell, Inc. (1)            12,569                    < 1%
BR Trust (1)                           500,000                   24.5%
The Fund, LLC (1)                      500,000                   24.5%
David M. Hollo                         500,000                   24.5%
                                   -----------                --------
All executive officers and
directors as a group (1 person)      1,512,569                   74.1%
                                   ===========                ========

(1) Mark G. Hollo, the Chairman, President and CEO of the Registrant, is the beneficial owner and control person of International Bell, Inc., BR Trust, and The Fund, LLC.

(C)  CHANGE IN CONTROL

     None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mark G. Hollo, the Chairman, President, CEO and principal shareholder of the Company, is the beneficial holder of current debt of $447,391 which is represented by a demand convertible promissory note.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this Form 10-KSB at the page indicated.

                                                                           Page
                                                                          Number
                                                                          ------

(a)  (i) Financial Statements

         Report of Independant Registered Public Accountant
            as of March 30, 2007....................................        F-1

         Consolidated Balance Sheet - December 31, 2006.............        F-2

         Consolidated Statements of Operations - For the years ended
            December 31, 2005 and 2006..............................        F-3

         Consolidated Statements of Shareholder's Deficit - For the
            years ended December 31, 2005 and 2006..................        F-4

         Consolidated Statements of Cash Flows - For the years ended
            December 31, 2005 and 2006..............................        F-5

         Consolidated Notes to Financial Statements................. F-6 - F-10

(a)  (ii)  Consolidated Schedules - None.

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


(a) (iii) Exhibits
                                              Sequential Page
 Number            Description                     Number
---------          -----------                ---------------
**
27.1         Financial Data Schedule


----------------------


(b)  Reports on Form 8-K

     None

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Shareholders of
  Cyberfund, Inc.
  (formerly Semper Resources Corporation)
  Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Cyberfund, Inc. (formerly Semper Resources Corporation) as of December 31, 2006 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberfund, Inc. as of December 31, 2006 and the results of its operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Cyberfund will continue as a going concern. As discussed in Note 2 to the financial statements, Cyberfund has a working capital deficiency of $447,391 and no operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in
Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

March 30, 2007

                                 CYBERFUND, INC.
                     (formerly Semper Resources Corporation)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006


         ASSETS

Assets                                                             $          -
                                                                   ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible note payable to majority shareholder                   $    335,544
Accrued interest                                                        111,847
                                                                   ------------
Total Liabilities                                                       447,391
                                                                   ------------

Commitments                                                                   -

STOCKHOLDERS' DEFICIT:
   Series A 12% convertible preferred stock,
      $.001 par value, 15,000 shares authorized,
      none issued and outstanding                                             -
   Common stock, $.001 par value, 100,000,000 shares
      authorized, 2,041,739 issued and outstanding                        2,042
   Additional paid-in capital                                        10,749,733
   Accumulated deficit                                              (11,199,166)
                                                                   ------------
    Total Stockholders' Deficit                                        (447,391)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $          -
                                                                   ============







      See summary of accounting policies and notes to financial statements.

                                 CYBERFUND, INC.
                     (formerly Semper Resources Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2006 and 2005


                                                   2006                2005
                                               ------------        ------------
General and administrative                     $      2,000        $          -

Other income (expense):
 Interest expense                                   (33,554)            (33,554)
 Debt forgiveness                                         -              32,030
                                               ------------        ------------
Net loss                                       $    (33,554)       $     (1,524)
                                               ============        ============
Basic and diluted
 net income loss per share:                    $      (0.02)       $      (0.04)
Basic and diluted weighted
 average shares outstanding:                      2,041,739              41,739












      See summary of accounting policies and notes to financial statements.

                                          CYBERFUND, INC.
                              (formerly Semper Resources Corporation)
                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                Years Ended December 2006 and 2005

                             Common stock             Additional     Accumulated
                         Shares         Amount      Paid-in Capital     Deficit        Totals
                      ------------   ------------   ---------------  ------------   ------------
Balances,
 December 31, 2004          41,739   $         42    $   10,743,733  $(11,162,088)   $  (418,313)

Forgiveness of debt
 from related party              -              -             6,000             -          6,000


Net loss                         -              -                          (1,524)        (1,524)
                      ------------   ------------   ---------------  ------------   ------------
Balances,
 December 31, 2005          41,739             42        10,749,733   (11,163,612)      (413,837)

Stock for services       2,000,000          2,000                 -             -          2,000

Net loss                         -              -                 -       (35,554)       (35,554)
                      ------------   ------------   ---------------  ------------   ------------
Balances,
 December 31, 2006       2,041,739          2,042   $    10,749,733  $(11,199,166)   $  (447,391)
                      ============   ============   ===============  ============    ===========





               See summary of accounting policies and notes to financial statements.


                                                F-4

                                 CYBERFUND, INC.
                     (formerly Semper Resources Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2006 and 2005


                                                        2006             2005
                                                      ---------       ---------
Cash flows from operating activities:
 Net loss                                             $ (35,554)      $  (1,524)
 Adjustments to reconcile net
  income to net cash used in
  operating activities:
   Accrued interest expense                              33,554          33,554
   Stock based compensation                               2,000               -
   Debt forgiveness                                           -         (32,030)
                                                      ---------       ---------
Net cash used in
 Operating activities                                         -               -
                                                      ---------       ---------

Net change in cash                                            -               -

Cash & cash equivalents,
 at beginning of year                                         -               -
                                                      ---------       ---------
Cash & cash equivalents,
 at end of year                                       $       -       $       -
                                                      =========       =========
Supplemental disclosures:
 Interest paid                                        $       -       $       -
 Income taxes paid                                            -               -

Non-Cash Transactions:
Debt forgiveness-
 Amounts due from related party                       $       -       $   6,000







      See summary of accounting policies and notes to financial statements.

                                 CYBERFUND, INC.
                     (formerly Semper Resources Corporation)
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The consolidated financial statements presented are of Cyberfund, Inc. ("Cyberfund") Cyberfund was organized in Nevada in April 1987, and reincorporated in the State of Oklahoma in 2005. On September 1, 2006, Cyberfund change changed its name from Semper Resources Corporation to Cyberfund, Inc., and undertook a reverse-split of its Common Stock on the basis of one new share or each one thousand issued and outstanding shares.

Cyberfund currently has no operations and plans to locate and consummate a merger or acquisition with an unidentified private entity. Cyberfund's ability to commence operations is contingent upon its ability to identify a prospective target business.

Basis of presentation. The consolidated financial statements include the accounts of Cyberfund and its wholly-owned subsidiary. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates. In preparing consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Cyberfund considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, service has been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Income Taxes. Cyberfund recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Cyberfund provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Share-Based Compensation. On January 1, 2006, Cyberfund adopted SFAS No. 123
(R), "Share-Based Payment." SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Cyberfund adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Since Cyberfund has not granted options during the year ended December 31, 2006 or during any period prior to January 1, 2006, the adoption of SFAS 123(R) had no impact.

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, Cyberfund has no sales or operations and a working capital deficiency of $447,391. This raises substantial doubt about its ability to continue as a going concern. The ability of Cyberfund to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if Cyberfund is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding provide the opportunity for Cyberfund to continue as a going concern.

NOTE 3 - STOCK OPTION PLAN

Cyberfund has a non-qualified stock option plan whereby stock options may be granted to key employees, directors and executive officers designated by the Board of Directors at exercise prices equal to greater than fair market value. There are 105,000 shares reserved for issuance under this plan. At December 31, 2006, 55,000 shares are available for grant under this plan. No options have been issued or outstanding during 2006 or 2005.

NOTE 4 - CAPITAL STOCK

Holders of Series A preferred stock are entitled to a dividend of $120 per share per year, payable semi-annually in cash or stock (at $1.50 per share), at Cyberfund's option, on November 15 and May 15 of each year. Series A preferred stock has a liquidation preference equal to $1,000 per share, are non-voting, and are subject to redemption, at Cyberfund's option, at any time after December 31, 1998 at $1,000 per share plus any accrued dividends. As of December 31, 2006, there are no Series A preferred stock issued and outstanding and no dividends in arrears.

On September 1, 2006, Cyberfund undertook a reverse-split of its issued and outstanding common stock on the basis of one new share for each one thousand issued and outstanding shares. All share and per share information has been retroactively restated in the consolidated financial statements to reflect the reverse stock split.

On September 1, 2006, 2,000,000 common shares valued at $2,000 were issued to two officers and advisors of Cyberfund as compensation for the consulting services provided during the year.

NOTE 5 - COMMITMENTS

Cyberfund's office space is provided by a related party on a rent free month-to-month basis.

NOTE 6 - DEBT FORGIVENESS

Cyberfund's legal counsel determined that third party collection attempts on the its old obligations are barred by Nevada's Statute of Limitation because of their age, lack of prior creditor collection attempts and the absence of agreement by Cyberfund to extend their due dates. These amounts have been removed from liabilities and included as debt forgiveness income each year they expired.

NOTE 7 - CONVERTIBLE NOTE PAYABLE TO STOCKHOLDER

Mark G. Hollo, the Chairman, President, CEO and principal shareholder of the Company, is the beneficial holder of current debt and accrued interest of $447,391 which is represented by a demand convertible promissory note which was issued in August, 2003. This amount is shown as a convertible note payable to that stockholder with 10% annual interest accrued. The note is convertible at any time into shares of Common Stock at a price of $.10 per share.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CYBERFUND, INC.


Dated: April 5, 2007                     By: /s/Mark G. Hollo
                                             ---------------------------------
                                             MARK G. HOLLO
                                             Chairman, President and CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 5, 2007                     By: /s/ Mark G. Hollo
                                             -------------------------
                                             MARK G. HOLLO
                                             Chairman, President and CEO

Dated: April 5, 2007                     By: /s/ William J. Reilly
                                             -------------------------
                                             WILLIAM J. REILLY
                                             Director and Chief
                                             Financial Officer

















                                       11

--------------------------------------------------------------------------------