Form 10QSB
period 2007-03-31
Cyberfund, Inc.
filed 2007-05-07
CIK 863139

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                                               ---   ---

Indicate by check mark whether the Registrant is a shell company [as defined in Rule 12b-2 of the Exchange Act]. Yes: X No:
                                     ---    ---
         As of May 7, 2007, 2,124,467 shares of Common Stock of the Issuer are issued and outstanding.

                                 CYBERFUND, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of March 31, 2007 and
         December 31, 2006 ....................................................3

         Consolidated Statements of Operations for the three months ended
         March 31, 2007 and 2006 ..............................................4

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2007 and 2006 ..............................................5

         Notes to Consolidated Financial Statements ...........................6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations ...........7

ITEM 3.  Controls and Procedures ..............................................8

PART II- OTHER INFORMATION ....................................................9

         Signatures ..........................................................10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CYBERFUND, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2007 and December 31, 2006
                                   (unaudited)


                                                       2007             2006
                                                   ------------     ------------
   ASSETS

Assets                                             $          -    $          -
                                                   ============    ============
   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible note payable to majority shareholder   $    335,544    $    335,544
Accrued interest                                        111,963         111,847
                                                   ------------    ------------
Total Liabilities                                       447,507         447,391
                                                   ------------    ------------

Commitments                                                   -               -

STOCKHOLDERS' DEFICIT:
   Series A 12% convertible preferred stock,
      $.001 par value, 15,000 shares
      authorized, none issued and outstanding                 -               -
   Common stock, $.001 par value, 100,000,000
      shares authorized, 2,124,467 and
      2,041,739 issued and outstanding,
      respectively                                        2,124           2,042
   Additional paid-in capital                        10,757,924      10,749,733
   Accumulated deficit                              (11,207,555)    (11,199,166)
                                                   ------------    ------------
    Total Stockholders' Deficit                        (447,507)       (447,391)
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $         -     $         -
                                                   ============    ============

                                 CYBERFUND, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2007 and 2006
                                   (unaudited)


                                                   2007                 2006
                                               -----------          -----------
Other Expense:
  Interest expense                             $    (8,389)         $    (8,389)
                                               -----------          -----------
Net loss                                       $    (8,389)         $    (8,389)
                                               ===========          ===========
Basic and diluted
   net loss per share:                         $     (0.00)         $     (0.00)

Weighted average
   shares outstanding:                           2,041,739            2,041,739

                                 CYBERFUND, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   Three Months Ended March 31, 2007 and 2006
                                   (unaudited)

                                                            2007         2006
                                                         ---------    ---------

Cash Flows from operating activities:
   Net loss                                              $  (8,389)   $  (8,389)
Adjustments to reconcile net loss
   to net cash used in operating activities:
     Accrued interest expense                                8,389        8,389
                                                         ---------    ---------
Net cash used in
   Operating activities                                          -            -
                                                         ---------    ---------

Net change in cash                                               -            -

Cash & cash equivalents,
   at beginning of period                                        -            -
                                                         ---------    ---------
Cash & cash equivalents,
   at end of period                                      $       -    $       -
                                                         =========    =========


Supplemental disclosures:
Interest paid                                            $       -    $       -
Taxes paid                                                       -            -

                                 CYBERFUND, INC.
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Cyberfund, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Cyberfund's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for year ended December 31, 2006 as reported in the Form 10-KSB have been omitted.


NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, Cyberfund has no sales or operations and a working capital deficiency of $447,507 This raises substantial doubt about its ability to continue as a going concern. The ability of Cyberfund to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if Cyberfund is unable to continue as a going concern.


NOTE 3 - COMMON STOCK

On March 31, 2007, Cyberfund issued 82,728 shares of common stock for accrued interest in the amount of $8,273.

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

SUBSEQUENT EVENT

On April 27, 2007, the Registrant entered into a material definitive agreement with ROK Entertainment Group Limited (ROK) pursuant to which the Registrant will issue to the shareholders of ROK, upon the terms and conditions of the Share Exchange Agreement, 57,000,000 shares of its common stock, USD $0.001 par value (the "Shares") in exchange for all of the outstanding shares of capital stock of ROK, and which Shares shall include such number of Shares as shall be required to be sold by the Registrant to raise US$20,000,000 in equity financing for the Registrant.

ROK currently has 3 patents issued and 42 additional patent applications pending for new technologies which were developed for the delivery of video entertainment to mobile phones. The technologies facilitate delivery of services including, but not limited to on-demand mobile TV streamed over mass-market 2.5G via GPRS, the storage of copy-protected movies stored on memory cards for play on mobile phones, Java, SMS and P2P games, place-shifting to mobile devices and VoIP mobile calling.

Upon completion of the transaction, Cyberfund, Inc. will change its name to ROK Entertainment Group, Inc. (ROK). ROK was founded in 2003 by Jonathan Kendrick and John-Paul DeJoria and has since its inception secured in excess of $40,000,000 in financing. The Company has offices in the United Kingdom, United States and the Peoples Republic of China as well as joint ventures in Russia, Brazil and UAE.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007

     There were no revenues for either the three months ended March 31, 2007 or March 31, 2006 The sole business activity of the Company was its search for a suitable business to acquire.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had no current or long-term assets and a working capital deficit of $447,507.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its ongoing corporate operations through funds and services provided by its officers. As of March 31, 2007 and March 31, 2006, the Company had a cash balance of $0.

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


                                  CYBERFUND, INC.

Date: May 7, 2007                 /s/ Mark G. Hollo
                                  ----------------------------------------------
                                      Mark G. Hollo
                                      Chairman and Chief Executive Officer

Date: May 7, 2007

                                  /s/ William J. Reilly
                                  ----------------------------------------------
                                      William J. Reilly
                                      Chief Financial Officer and Director















                                       10
--------------------------------------------------------------------------------