Form 10QSB
period 2007-06-30
Cyberfund, Inc.
filed 2007-08-10
CIK 863139

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

         As of August 4, 2007, 2,734,467 shares of Common Stock of the Issuer are issued and outstanding.

                                 CYBERFUND, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 . Financial Statements (unaudited)

         Consolidated Balance Sheets as of June 30, 2007 and
         December 31, 2006 ..............................................    3

         Consolidated Statements of Operations for the three and six
         months ended June 30, 2007 and 2006.............................    4

         Consolidated Statement of Stockholders' Deficit for the six
         months ended December 31, 2007 .................................    5

         Consolidated Statements of Cash Flows for the three and six
         Months ended June 30, 2007 and 2006     ........................    6

         Notes to Consolidated Financial Statements .....................    7

ITEM 2.  Management's Discussion and Analysis or Plan of Operations .....    8

PART II- OTHER INFORMATION ..............................................   10

         Signatures .....................................................   11

                                 CYBERFUND, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2007 and December 31, 2006
                                   (unaudited)


                                                       2007            2006
                                                    -----------   --------------
   ASSETS

Assets                                              $         -   $           -
                                                    ===========   ==============

   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible note payable to
  majority shareholder                              $   274,544   $     335,544
Accrued interest                                        119,482         111,847
                                                    -----------   --------------
Total Liabilities                                       394,026         447,391
                                                    -----------   --------------

Commitments                                                   -               -

STOCKHOLDERS' DEFICIT:
   Series A 12% convertible preferred stock,
      $.001 par value, 15,000 shares
      authorized, none issued and
      outstanding                                             -               -
   Common stock, $.001 par value,
      100,000,000 shares authorized,
      2,734,467 and 2,041,739 issued
      and outstanding, respectively                       2,734           2,042
 Additional paid-in capital                          10,818,314      10,749,733
 Accumulated deficit                                (11,215,074)    (11,199,166)
                                                    -----------   --------------
    Total Stockholders' Deficit                        (394,026)       (447,391)
                                                    -----------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $         -   $           -
                                                    ===========   ==============

                                 CYBERFUND, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2007 and 2006
                                   (unaudited)



                                  Three Months                Six Months
                               2007          2006           2007      2006
                           -----------   ------------  -----------  ------------

Other expense:
 Interest expense          $     7,519   $     8,389   $    15,908  $    16,778
                           -----------   -----------   -----------  ------------
Net loss                   $    (7,519)  $    (8,389)  $   (15,908) $   (16,778)
                           ===========   ===========   ===========  ============
Basic & diluted
 net loss per share:       $      0.00   $      0.00   $     (0.01) $     (0.01)
Basic & diluted weighted
 average shares
 outstanding:                2,473,038     2,041,739     2,258,580    2,041,739

                                 CYBERFUND, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                         Six Months Ended December 2007
                                   (unaudited)




                                         Additional
                    Common stock          Paid-in      Accumulated
                 Shares      Amount       Capital        Deficit        Totals
               ----------  ---------  ------------- -------------- -------------
Balances,
 December 31,
 2006          2,041,739   $   2,042  $  10,749,733 $ (11,199,166) $   (447,391)

Stock for debt   610,000         610         60,390             -        61,000

Stock for
  accrued
  interest        82,728          82          8,191             -         8,273

Net loss               -           -              -       (15,908)      (15,908)
               ----------  ---------  ------------- -------------- -------------
Balances,
 June 30,
 2007          2,734,467   $   2,734  $  10,818,314 $ (11,215,074) $   (394,026)
               ========= ============  ============  ============= =============

                                 CYBERFUND, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     Six Months Ended June 30, 2007 and 2006
                                   (unaudited)


                                                      2007             2006
                                                    -----------   --------------

Cash Flows from operating activities:
   Net loss                                         $   (15,908)  $     (16,778)
Adjustments to reconcile net loss
   to net cash used in operating activities:
     Accrued interest expense                            15,908          16,778
                                                    -----------   --------------
Net cash used in
   Operating activities                                       -               -
                                                    -----------   --------------

Net change in cash                                            -               -

Cash & cash equivalents,
   at beginning of period                                     -               -
                                                    -----------   --------------
Cash & cash equivalents,
   at end of period                                 $         -   $           -
                                                    ===========   ==============


Supplemental disclosures:
Interest paid                                       $         -   $           -
Taxes paid                                                    -               -

Non-cash Transaction:
Common stock issued for convertible note
   payable to majority shareholder                  $    61,000   $           -

                                 CYBERFUND, INC.
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Cyberfund, Inc. ("Cyberfund")have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Cyberfund's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for year ended December 31, 2006 as reported in the Form 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, Cyberfund has no sales or operations and a working capital deficiency of $394,026. This raises substantial doubt about its ability to continue as a going concern. The ability of Cyberfund to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if Cyberfund is unable to continue as a going concern.

NOTE 3 - Common Stock

On March 31, 2007, Cyberfund issued 82,728 shares of common stock for accrued interest in the amount of $8,273.

On May 9, 2007, the majority shareholder converted the principal balance of $61,000 of their convertible note payable into 610,000 shares of common stock.

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

PENDING ACQUISITION OF ROK ENTERTAINMENT GROUP LIMITED

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007

     There were no revenues for either the three months ended June 30, 2007 or June 30, 2006. The sole business activity of the Company was its search for a suitable business to acquire.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Company had no current or long-term assets and a working capital deficit of $394,026.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its ongoing corporate operations through funds and services provided by its officers. As of June 30, 2007 and June 30, 2006, the Company had a cash balance of $0.

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

          Report on Form 8K filed on May 1, 2007

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                  CYBERFUND, INC.

Date: August 10, 2007                /s/ Mark G. Hollo
                                     -------------------------------------------
                                     Mark G. Hollo
                                     Chairman and Chief Executive Officer

Date: August 10, 2007

                                     /s/ William J. Reilly
                                     -------------------------------------------
                                     William J. Reilly
                                     Chief Financial Officer and Director

--------------------------------------------------------------------------------