Form 10QSB
period 2007-09-30
Cyberfund, Inc.
filed 2007-11-14
CIK 863139

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

         As of October 20, 2007 3,020,182 shares of Common Stock of the Issuer are issued and outstanding.

                                 CYBERFUND, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 . Financial Statements (unaudited)

         Consolidated Balance Sheets as of September 30, 2007 and
         December 31, 2006 ..............................................    3

         Consolidated Statements of Operations for the three months and
         nine months ended September 30, 2007 and 2006..................     4

         Consolidated Statements of Cash Flows for the three months ended
         September 30, 2007 and 2006     ................................    5

         Notes to Consolidated Financial Statements .....................    6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations .....    7

PART II- OTHER INFORMATION ..............................................    9

         Signatures .....................................................   10

                                 CYBERFUND, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2007 and December 31, 2006
                                   (unaudited)


                                                       2007            2006
                                                   ------------    ------------
   ASSETS

Assets
Short-term note receivable                         $  1,000,000    $          -
Accrued interest                                         14,261    $          -
                                                   ------------    ------------
TOTAL ASSETS                                       $  1,014,261    $          -
                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible note payable to majority shareholder   $    274,544    $    335,544
Accrued interest                                        127,001         111,847
                                                   ------------    ------------
Total Liabilities                                       401,545         447,391
                                                   ------------    ------------

Commitments                                                   -               -

STOCKHOLDERS' EQUITY (DEFICIT):
   Series A 12% convertible preferred stock,
     $.001 par value, 15,000 shares authorized,
     none issued and outstanding                              -               -
   Common stock, $.001 par value, 100,000,000
     shares authorized, 3,020,182 and 2,041,739
     issued and outstanding, respectively                 3,020           2,042
 Additional paid-in capital                          11,818,029      10,749,733
 Accumulated deficit                                (11,208,333)    (11,199,166)
                                                   ------------    ------------
    Total Stockholders' Equity (Deficit)                612,716        (447,391)
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  1,014,261     $         -
                                                   ============    ============

                                 CYBERFUND, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2007 and 2006
                                   (unaudited)



                                    Three Months               Nine Months
                                  2007          2006         2007        2006
                                ---------    ---------    ---------   ----------

Income:
 Interest on Note               $  14,261            -    $  14,261      -
                                ---------    ---------    ---------   ----------
Total Income:                      14,261                    14,261


Expenses:

Other expense:
 Interest expense                   7,519        8,389       23,427      16,778
                                ---------    ---------    ---------   ---------
Net Profit (loss)               $   6,742    $  (8,389)   $  (9,166)  $ (16,778)
                                =========    =========    ==========  ==========
Basic & diluted
 net loss per share:            $    0.00    $    0.00    $   (0.00)  $   (0.01)
Basic & diluted weighted
 average shares outstanding:    3,017,076    2,041,739    2,514,191   2,041,739

                                 CYBERFUND, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  Nine Months Ended September 30, 2007 and 2006
                                   (unaudited)



                                                       2007            2006
                                                  -------------   --------------

Cash Flows from operating activities:
   Net loss                                       $      (9,166)  $     (16,778)
Adjustments to reconcile net loss
   to net cash used in operating activities:
     Accrued interest expense                            23,427          16,778
   Accrued interest receivable                          (14,261)              -
                                                  -------------   --------------
Net cash used in
   Operating activities                                       -               -
                                                  -------------   --------------

Net change in cash                                            -               -

Cash & cash equivalents,
   at beginning of period                                     -               -
                                                  -------------   --------------
Cash & cash equivalents,
   at end of period                               $           -   $           -
                                                  =============   ==============


Supplemental disclosures:
Interest paid                                     $           -   $           -
Taxes paid                                                    -               -

Non-cash Transaction:
Common stock issued for convertible note
   payable to majority shareholder                $      61,000   $           -

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

NOTE 2 - GOING CONCERN

Cyberfund suffered recurring losses and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. The ability of Cyberfund to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if Cyberfund is unable to continue as a going concern.

NOTE 3 - Note Receivable

During the three months ended, September 30, 2007, Cyberfund loaned $1,000,000 with interest at 10% per annum to ROK Entertainment Group, Ltd. The loan and accrued interest were originally due and payable on November 1, 2007, and has been extended to December 31, 2007.

NOTE 4 - Common Stock

On March 31, 2007, Cyberfund issued 82,728 shares of common stock for accrued interest of $8,273.

On May 9, 2007, the majority shareholder converted the principal balance of $61,000 of their convertible note payable into 610,000 shares of common stock.

On July 1, 2007, Cyberfund sold and issued 285,715 shares of common stock to a private investor at $3.50 per share, or $1,000,000.

Note 5 - Subsequent Event

On October 4, 2007, Cyberfund acquired 1,000,000 Shares of CyberBott, Inc., a Florida corporation which is developing Internet and mobile commerce applications, as compensation for consulting and marketing services. On October 10, 2007, Cyberfund announced that it would distribute these Shares as a dividend to its shareholders of record as of October 22, 2007. Mark G. Hollo, an Officer, Director and principal shareholder of Cyberfund, is also a principal shareholder, Officer and Director of Cyberbott, Inc.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007

         There were no revenues for either the three months ended September 30, 2007 or September 30, 2006. For the three months ended September 30, 2007, the Company accrued $14,261 in interest receivable on its $1,000,000 note receivable.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2007, the Company had a short-term note receivable of $1,000,000 as a result of its sale of $1,000,000 in Common Stock to a private investor and the loan of $1,000,000 with interest at 10% per annum to ROK Entertainment Group, Ltd. The loan and accrued interest were originally due and payable on November 1, 2007, and has been extended to December 31,2007.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         For the past twelve months, the Company has funded its ongoing corporate operations through funds and services provided by its officers. As of September 30, 2007 and September 30, 2006, the Company had a cash balance of $0. However, as of September 30, 2007 the Company has a short-term Note Receivable of $1,000,000.

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


                                  CYBERFUND, INC.

Date: November 12, 2007           /s/ Mark G. Hollo
                                  -------------------------------------------
                                      Mark G. Hollo
                                      Chairman and Chief Executive Officer

Date: November 12, 2007

                                  /s/ William J. Reilly
                                  -------------------------------------------
                                      William J. Reilly
                                      Chief Financial Officer and Director

--------------------------------------------------------------------------------