Form 10QSB
period 2007-12-31
Cyberfund, Inc.
filed 2008-02-14
CIK 863139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18565

ROK ENTERTAINMENT GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	93-0947570
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Rok House
Kingswood Business Park
Albrighton
Wolverhampton
WV7 3AU
England
(Address of principal executive offices)

+44 (0) 1902 374896
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

 As of February 14, 2008, the issuer had outstanding 51,091,277 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
ITEM 1 Consolidated Financial Statements	2
ITEM 2 Management’s Discussion and Analysis or Plan of Operation	14
ITEM 3 Controls and Procedures	26
PART II OTHER INFORMATION
ITEM 1 Legal Proceedings	27
ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds	27
ITEM 3 Defaults upon Senior Securities	27
ITEM 4 Submission of Matters to a Vote of Security Holders	27
ITEM 5 Other Information	28
ITEM 6 Exhibits	28
SIGNATURES	29
Exhibit 31.1 - Section 302 Certification of Chief Executive Officer
Exhibit 31.2 - Section 302 Certification of Chief Financial Officer
Exhibit 32.1 - Section 906 Certification of Chief Executive Officer and Chief Financial Officer

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

ROK ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
(unaudited)

	December 31,	March 31,
	2007	2007
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,274	$129
Accounts receivable, net	7,400	939
Inventories	1,019	2
Prepaid expenses and other current assets	1,963	1,757

Total current assets	11,656	2,827

PROPERTY AND EQUIPMENT, net	3,501	609

GOODWILL	1,595	276
TOTAL ASSETS	$16,752	$3,712

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$9,787	$3,389
Accrued liabilities	6,016	4,547
Current portion of bank debt and loans	2,628	1,611
Current portion of capital lease obligations	163	110

Total current liabilities	18,594	9,657

LONG-TERM LIABILITIES	23,329	18,546

TOTAL LIABILITIES	41,923	28,203

MINORITY INTEREST	416	551

SHAREHOLDERS’ DEFICIT
Common stock, $.001 par value, 100,000,000 shares authorized; 50,923,527 and an effective balance of 27,043,971 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively	51	27
Additional paid-in capital	49,103	19,302
Accumulated deficit	(74,741)	(44,371)

Total shareholders’ deficit	(25,587)	(25,042)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$16,752	$3,712

See accompanying Notes to Unaudited Financial Statements.

ROK ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars except for share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales
Product sales	$6,768	$331	$7,244	$838
Services and other	273	808	611	1,758
Total sales	7,041	1,139	7,855	2,596
Operating expenses:
Content and distribution	997	679	1,781	1,912
Cost of handsets	5,966	-	5,966	-
Product development	3,537	1,121	6,880	3,098
Sales and marketing expenses	9,313	558	12,250	1,398
General and administrative expenses	6,477	366	9,687	3,018
Depreciation and amortization	127	82	323	268
Fun Little Movies Inc. acquisition	1,375	-	1,375	-
Total operating expenses	27,792	2,806	38,262	9,694
Operating loss	(20,751)	(1,667)	(30,407)	(7,098)

Interest income	42	-	47	-
Interest expense	(396)	(245)	(562)	(646)
Operating loss before taxation	(21,105)	(1,912)	(30,922)	(7,744)

Income tax benefit	243	172	714	499
Operating loss after taxation	(20,862)	(1,740)	(30,208)	(7,245)

Minority interest	185	(12)	401	47

Net loss	$(20,677)	$(1,752)	$(29,807)	$(7,198)
Basic loss per common share	$(0.44)	$(0.09)	$(0.75)	$(0.68)

Basic weighted average shares outstanding	47,310,425	19,241,384	39,989,004	10,575,517

Other comprehensive loss:
Net loss	$(20,677)	$(1,752)	$(29,807)	$(7,198)
Foreign currency translation adjustment	1,002	(1,938)	(563)	(4,577)
Comprehensive loss	$(19,675)	$(3,690)	$(30, 370)	$(11,775)

See accompanying Notes to Unaudited Financial Statements.

ROK ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Nine months ended
	December 31,	December 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(30,370)	$(11,775)
Adjustments to reconcile net loss to net cash used in operating activities
Deprecation and amortization	323	268
Issuance of options and warrants as compensation expense	15,120	447
Change in assets and liabilities
Accounts receivable	(6,461)	(574)
Income tax receivable	(1,136)	326
Inventories	(1,017)	59
Prepaid expenses and other current assets	(341)	54
Accounts payable	6,398	1,062
Deferred revenue	126	-
Accrued liabilities	6,241	4,693
Net cash used in operating activities	(11,117)	(5,441)
Cash flows used in investing activities
Purchases of equipment	(66)	(148)
Net cash used in investing activities	(66)	(148)
Cash flows provided by financing activities
Proceeds from long-term notes payable	2,210	2,308
Payments on capital leases	(119)	(29)
Proceeds from issuance of common stock and equity units	10,237	2,988
Net cash provided by financing activities	12,328	5,266

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,145	(323)
Cash and cash equivalents at beginning of period	129	519
Cash and cash equivalents at end of period	$1,274	$196

Supplemental disclosure of non-cash investing activities:
Stock issued in acquisition of Eikon Group Limited	$2,000	-

See accompanying Notes to Unaudited Financial Statements.

ROK ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(amounts in thousands of dollars except for share data)

NOTE A — BASIS OF PRESENTATION AND NATURE OF BUSINESS AND OPERATIONS

Basis of Presentation

On November 14, 2007 Cyberfund Inc. acquired by share exchange all of the outstanding common stock of Rok Entertainment Group Limited, a corporation organized under the laws of England and Wales (“ROK”). For accounting purposes the share exchange has been treated as a recapitalization of ROK with ROK as the acquirer (a reverse acquisition). The historical financial statements prior to November 14, 2007 are those of ROK. As Cyberfund Inc. was a non-operating public shell company this is treated as a capital stock transaction rather than a business combination and accordingly no pro forma information is presented.

Cyberfund Inc. has now changed its name to ROK Entertainment Group Inc. (collectively with its subsidiaries, the “Company”). The Company has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include all wholly and majority owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 8K which was filed by the Company on November 20, 2007. The Annual Report on Form 10-KSB for the year ended December 31, 2006, which was submitted under the Company’s previous name of Cyberfund, Inc., bears little resemblance to the current operations of the Company following the transaction referred to above.

The Company believes that all necessary adjustments have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending March 31, 2008.

Going Concern

The Company’s condensed financial statements as of and for the three and nine months ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Group has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue in the foreseeable future. As of December 31, 2007, the Company had an accumulated deficit of $74,741. The level of cash required for operations during the remaining quarter of the fiscal year ending March 31, 2008 is difficult to predict, and management anticipates that continued development and commercialization of its intellectual property rights (IPR) will require additional capital. These matters could raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional debt or equity financing as it continues to develop and commercialize its IPR. However, the Company may not be able to obtain such financing on acceptable terms or at all. If the Company is unable to obtain such additional financing, it will be required to significantly revise its business plan and drastically reduce operating expenditures such that it may not be able to develop or enhance its products, gain market share, or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial condition and results of operations. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Nature of Business and Operations

The Company is a Delaware corporation that has developed its own software applications and provides a worldwide multimedia platform which includes (but not exclusively) the streaming of live TV, audio and video-on-demand services on wireless devices. It licenses these proprietary technologies and sells and distributes hardware and content through its product portfolio.

The Company and its subsidiaries sell content, products, applications and services throughout the world.

Merger of Rok Entertainment Group Limited and Rok Corporation Limited

Prior to the reverse acquisition referred to above, Rok Entertainment Group Limited had acquired the entire issued common stock of Rok Corporation Limited by means of a share-for-share exchange whereby each share held in Rok Corporation Limited was swapped with a share in Rok Entertainment Group Limited. These shares rank pari passu and have exactly the same rights and entitlements such that the combined common stock of Rok Entertainment Group Limited after the transaction was exactly double that before the transaction. Given this non-equity consideration, the genuine combination of the interests, the dominance of the same management team and the majority controlling shareholders of both companies being the same this transaction was treated as a merger for accounting purposes.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosures of commitments and contingencies at the date of the financial statements.

On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on a variety factors including our historical experience, knowledge of our business and industry, current and expected economic conditions, the composition of our products and services, and the regulatory environment. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

A description of significant accounting polices that require us to make estimates and assumptions in the preparation of our consolidated financial statements are as follows:

1. Revenue Recognition

We recognize revenue primarily from product sales and the provision of content and other entertainment services on mobile telephones.

We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is probable.

Product sales

We recognize revenue on product sales generally upon shipment of the product or customer acceptance depending upon the contractual arrangements with the customer. Any shipping charges to be billed to customers are included in sales and any related shipping costs are included in cost of sales.

Services and other

Software services revenue is recognized as and when services are performed with any maintenance and support revenues being recognized ratably over the term of the contract, which is typically one to three years.

2. Purchased Goodwill

Goodwill represents the excess (or shortfall) of the purchase price compared with the fair value of net assets acquired. We review purchased goodwill for impairment if events or changes in circumstances indicate that the carrying amounts may not be appropriate or as otherwise required by relevant accounting standards. The date of the annual impairment review has yet to be determined by us however in the meantime we will continue to consider any indicators of impairment or change in circumstances.

3. Research and Development

All research and other development costs are written off as incurred.

4. Foreign currency

Foreign denominated monetary assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the reporting period. Our United Kingdom and Chinese subsidiaries functional currencies are Sterling GBP£ and the Chinese RMB respectively. Translation adjustments result from translating our financial statements into the reporting currency, the U.S. dollar.

5. Inventories

Inventories consist principally of component parts which are valued at the lower of cost and net realizable value. There were no inventory reserves at December 31, 2007 and March 31, 2007.

6. Basic and Diluted Loss per Common Shares

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options are not considered in the computation of diluted loss per share for the periods presented because the impact of the incremental shares is antidilutive.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at December 31, 2007 are as follows:

Options granted	6,348,291
Options not yet subject to grant	310,035
Total number of options	6,658,326

7. Accounting for Stock-Based Compensation

Our board of directors adopted the 2007 Equity Incentive Plan which was approved by our stockholders in November 2007. Participants in the 2007 Equity Incentive Plan may include employees, officers, directors, consultants, or independent contractors who the compensation committee determines shall receive awards under the plan. The 2007 Equity Incentive Plan authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock currently reserved for issuance under the 2007 Equity Incentive Plan is up to 9,000,000 shares.

The 2007 Equity Incentive Plan has not yet been completed and so the fair value of all awards has not yet been estimated.

Prior to the above 2007 Equity Incentive Plan being adopted Cyberfund Inc. had a non-qualified stock option plan whereby stock options may have been granted to key employees, directors and executive officers designated by the Board of Directors at exercise prices equal to greater than fair market value. There were 105,000 shares reserved for issuance under that plan and at December 31, 2006, 55,000 shares were available for grant under the plan. No options had been issued or outstanding during 2006 or 2005.

We will account for equity instruments issued for services and goods to non-employees under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”; Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF Issue 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” Generally, the equity instruments issued for services and goods will be shares of our common stock or warrants to purchase shares of our common stock. These shares or warrants generally will be fully-vested, non-forfeitable and exercisable at the date of grant and will require no future performance commitment by the recipient. We will expense the fair market value of these securities over the period in which the related services are received.

8. Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates of ours are the allowance for doubtful accounts, deferred tax assets, deferred revenue, depreciable lives and methods of property and equipment, valuation of warrants and other stock-based compensation and valuation of recorded goodwill and intangible assets. Our actual results could differ from those estimates.

9. Leased assets and obligations

Where assets are financed by leasing agreements that give rights approximating to ownership (“finance leases”), we treat the assets as if they had been purchased outright. The amount capitalized is the cost of the asset acquired, which approximates to the present value of the minimum lease payments payable during the lease term. The corresponding leasing commitments are shown as obligations to the lessor. We treat lease payments as consisting of capital and interest elements, and the interest is charged to the profit and loss account in proportion to the remaining balance outstanding on a straight line basis. All other leases are “operating leases” and the annual rentals are charged to profit and loss account on a straight line basis over the lease term.

10. Retirement benefits

We operate a defined contribution pension scheme. The amount charged to the profit and loss account in respect of pension costs is the contributions payable in the year. Differences between contributions payable in the year and contributions actually paid are shown as either accruals or prepayments in the balance sheet.

NOTE B — ACQUISITIONS DURING NINE MONTH PERIOD ENDED DECEMBER 31, 2007 (amounts in thousands of dollars except for share data)

ACQUISITION OF BLUBOX SOFTWARE LIMITED

On June 12, 2007, ROK completed a transaction to acquire 51% of Blubox Software Limited. The consideration payable was stock options to purchase up to 28,383 shares of common stock of Rok Entertainment Group Limited depending upon the performance of the business in the twelve month period to June 30, 2008. Blubox Software Limited is a development stage company and therefore, business combination accounting as required by SFAS 141 is not applicable. Following the reverse acquisition, the stock options were exchanged for stock options to purchase up to 157,886 shares of Company common stock. As the number of shares to be granted is currently unknown and dependent on the performance of the business, no amounts have yet been charged in the financial statements for the nine month period ended December 31, 2007 in relation to this transaction. Upon satisfaction of this contingency, the entire purchase price will be recorded as a charge to the operating statement since Blubox Software Limited had nominal net assets to be recorded.

ACQUISITION OF FUN LITTLE MOVIES INC.

On November 14, 2007, the Company closed the transaction to acquire 51% of Fun Little Movies Inc. for a total consideration of $800 payable over 24 months as ongoing working capital for the operation and stock options to purchase up to 125,000 shares of Company common stock. Consequently, in the financial statements for the nine month period ended December 31, 2007, the Company has expensed these amounts. The remaining amount payable of $700 is classified within accrued liabilities payable within one year and payable after more than one year. Since Fun Little Movies Inc. is a development stage company, business combination accounting as required by SFAS 141 is not applicable. Since Fun Little Movies Inc. had minimal net assets, the entire purchase price of $1,375 has been expensed.

ACQUISITION OF EIKON GROUP LIMITED

On December 5, 2007, ROK completed a transaction to acquire 51% of Eikon Group Limited. The consideration payable was stock options to purchase up to 50,835 shares of common stock of Rok Entertainment Group Limited depending upon the accuracy of the balance sheet provided by their board as at October 31, 2007. Following the reverse acquisition, the stock options were exchanged for stock options to purchase up to 282,778 shares of Company common stock. The number of shares to be granted is dependent on the accuracy of the October 31, 2007 balance sheet and this is to be determined by May 26, 2008. The Company has recorded the transaction in the financial statements for the nine month period ended December 31, 2007 as if all the shares had been issued. The goodwill arising on this transaction is detailed below:

$
Share of tangible fixed assets	1,606
Share of current assets	1,665
Share of liabilities assumed	(2,856)
Share of net assets acquired	405

Consideration payable	2,000
Goodwill	1,595

     Our consolidated financial statements for the three and nine months ended December 31, 2007 include the financial results of Eikon Group Limited from the date of acquisition. The following table contains pro forma results for the three and nine months ended December 31, 2007 and 2006, as if the acquisition had occurred at April 1, 2006:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

Sales	$8,687	$4,379	$13,862	$11,042
Net loss	$(20,716)	$(1,719)	$(29,899)	$(7,141)

Basic loss per common share	$(0.44)	$(0.09)	$(0.75)	$(0.68)

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they claim to be indicative of the results that will be obtained in the future. The above pro forma financial results include the results of operations of Eikon Group Limited in its entirety during this period.

NOTE C — DOMESTIC AND FOREIGN OPERATIONS

Net sales per geographic region are summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
PRODUCT SALES
USA	$2	$65	$44	$65
UK	671	224	1,106	685
Europe	2,556	-	2,556	46
Rest of world	3,539	42	3,538	42
	6,768	331	7,244	838

SERVICES SALES
UK	24	11	30	44
Europe	16	-	16	-
China	160	797	492	1,714
Rest of world	73	-	73	-
	273	808	611	1,758
Total sales	$7,041	$1,139	$7,855	$2,596

NOTE D — STOCK-BASED COMPENSATION

The Company had share option agreements in place which were being expensed over an estimated vesting period of three years. Following the reverse acquisition, the remaining charge for all the stock-based payments resulting from those share options were expensed in full due to the fact that all outstanding unvested options were immediately vested upon the closing or the reverse acquisition as required by the original option agreements. These figures are shown in the financial statements for the nine and three month periods ended December 31, 2007. The amounts expensed as stock-based compensation to the categories shown on the income statement during the periods were:

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Content and distribution	-	-	-	-
Cost of handsets	-	-	-	-
Product development	1,065	21	1,175	44
Sales and marketing expenses	7,333	239	8,428	246
General and administrative expenses	4,740	135	5,517	157
Total Stock-Based Compensation charge	13,138	395	15,120	447

NOTE E - CONCENTRATION OF CREDIT RISK

     The Company maintains its cash balances with primarily one financial institution.

     Some of the Company’s revenues are derived from a few customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
Customer	2007	2006	2007	2006
A	29.1%	*	25.6%	*
B	21.9%	*	19.3%	*
C	12.9%	*	11.4	*
	63.9%	*	56.3%	*

*	These customers did not represent sales in excess of 10% for the three and nine months ended December 31, 2007 or 2006.

There were no customers with greater than 10% of total sales in the nine and three months ended December 31, 2006.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Customers with greater than 10% of total accounts receivable are represented on the following table:

	December 31,	March 31,
Customer	2007	2007
A	27.4%	*
B	20.6%	*
C	12.1%	*
D	*	20.0%
E	*	11.9%
	60.1%	31.9%

*	Accounts receivable from this customer were less than 10% of total accounts receivable for the period reported.

NOTE F — ACCRUED LIABILITIES

Accrued liabilities payable within 12 months consist of the following:

	December 31,	March 31,
	2007	2007
Due to affiliates	$911	1,150
Labor taxes, sales taxes and similar	3,060	1,030
Accruals and deferred income	953	1,523
Fun Little Movies Inc. deferred acquisition costs	400	-
Other creditors	692	844
	$6,016	$4,547

Accrued liabilities payable in over 12 months consist of the following:

	December 31,	March 31,
	2007	2007
Promissory notes (including accrued interest)	$15,179	$11,859
Loans (including accrued interest)	6,183	6,070
Mortgage on freehold property	551	-
Accruals, deferred income and other creditors	938	344
Fun Little Movies Inc. deferred acquisition costs	300	-
Finance leases	178	273
	$23,329	$18,546

The Promissory Notes are amounts payable to Mr. J. P. DeJoria, co-founder and shareholder of the Company, and have a fixed term of five years from the date of receipt of the funds; each accrues interest at 6% per annum.

Within loans are $5,712 and $5,805 (as at December 31, 2007 and March 31, 2007 respectively) which are amounts payable to Mr. J. M. Kendrick, co-founder and shareholder of the Company, which accrues interest at 3% over UK base rate per annum.

NOTE G — INCOME TAX BENEFIT

The Company has received Research and Development tax credits in the past from claims submitted to HM Revenue and Customs in the UK. These credits have been granted given the leading edge nature of the software developed by the Company. The Company received the amount stated in the nine and three month periods ended December 31, 2006 in full however there is no guarantee that the credit for the nine and three month periods ended December 31, 2007 will be received in full or at all. However the Company has maintained a consistent accounting policy in this regard by showing such amounts claimed as receivable in the respective period(s) and given that the Company believes that the receipt of the claims is more likely than not, in accordance with FIN 48 the Company has chosen to record these amounts as receivable in the statement of operations.

NOTE H — WARRANTS ISSUED

On November 12, 2007, the Company issued an 8% convertible term promissory note in the principal amount $2,000 which was subsequently exercised. Attached to this note was a warrant to purchase up to 250,000 shares of Company common stock. The warrant is exercisable for a period of one year from the date of issuance at a price of $12.00 per share and the cost allocated to the warrant is $71. Given an anticipated exercise of the note payable, the full amount has been recognized as interest expense in the financial statements.

NOTE I - RELATED PARTY TRANSACTIONS

The balances with affiliates as at December 31, 2007 and March 31, 2007 were:

Due to affiliates
	December 31, 2007 $	March 31, 2007 $
Rok Voice Limited	473	465
Just Drunk Limited	383	377
Rok Media Limited	-	298
Other balances (less than $100)	55	10
	911	1,150

Due from affiliates
	December 31, 2007 $	March 31, 2007 $
Rok Asset Management Limited	610	69
Rok Media Limited	-	118
Rok Talk Limited	112	-
KWD Trading Limited	136	-
Rok Mobile Limited	1,083	-
Rok Motion Limited	559	-
Beijing Sun Up Science & Development Technology Limited	456	-
Casetec Limited	340	-
Other balances (less than $100)	267	70
	3,563	257

     The above companies are deemed to be affiliates by virtue of common control and/or interests held by the Company and/or the directors of the Company.

ITEM 2 Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

          The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in this document and in the “Risk Factors” section of our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007.

          Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We caution you to keep in mind the cautions and risks described in this document and in our risk factors set forth in our previous SEC filings and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear. We do not undertake to update any forward-looking statement.

Overview

On November 14, 2007, we completed a share exchange transaction pursuant to the terms of a Share Exchange Agreement, dated as of April 27, 2007, as amended by Amendment No. 1 thereto dated July 10, 2007, Amendment No. 2 thereto dated as of November 12, 2007, and Amendment No. 3 thereto dated November 14, 2007 (as so amended, the “Share Exchange Agreement”). Under the Share Exchange Agreement, we acquired substantially all the outstanding ordinary shares of ROK Entertainment Group Limited (“ROK”), a corporation organized under the laws of England and Wales. ROK designs and develops technology to deliver audio-visual content to mobile phones, including delivery of games, television feeds, recorded entertainment and other programming. As a result of the share exchange transaction, ROK became our subsidiary, with ROK’s former shareholders acquiring a majority of the outstanding shares of our common stock. Effective December 31, 2007, we changed our corporate name to ROK Entertainment Group Inc. from Cyberfund, Inc. We accomplished this by reincorporating Cyberfund Inc. in the State of Delaware from Oklahoma through a merger of Cyberfund Inc. with and into a newly-formed Delaware subsidiary known as “ROK Entertainment Group Inc.” At the effective time of the reincorporation, ROK Entertainment Group became the surviving company of the merger, as well as the registrant for public reporting purposes under the federal securities laws, and its certificate of incorporation and by-laws became our certificate of incorporation and by-laws. In connection with our corporate name change, our trading symbol was changed to ROKE on the OTC Bulletin Board.

          Since our future business will be that of ROK, the information in this report is that of ROK as if ROK had been the registrant for all the periods presented in this report. Our Management’s Discussion and Analysis or Plan of Operation presented in this Item 2 and the unaudited consolidated financial statements presented in Item 1 of this report include those of ROK prior to the share exchange transaction, as these provide the most relevant information for us on a continuing basis.

          Since ROK’s inception in 2002, substantially all of the effort has been focused on planning, research and development activities and raising capital. In the five years to 2007 it has successfully launched worldwide live TV and audio/video on demand services for mobile phone users.

          We are now a content and entertainment services sourcing and distribution company with global reach and capabilities that concentrate on mobile distribution, targeting specific special interest and social networking groups of consumers in particular. Mobile in this case means mobile devices, where the connection to the device could be via over-the-air (OTA) means (GPRS/WCDMA) or the Internet. We are vertically integrated in that we source the content and services (through internal development or purchase), prepare these for distribution and, finally, distribute and monetize the content. In terms of distribution and reach, we have a highly diversified business portfolio with a global footprint and, in terms of content sourcing, we are rapidly expanding our capabilities. We are proud to call ourselves a Global Mobile Entertainment Group.

          Up to the current reporting period, we have been engaged in development and testing of products and services and, to the start of this period, revenues have been nominal. Operational losses have been incurred for all historic periods, including this reporting one. We have financed our activities to date through the proceeds from sales of our common stock in private placement financings and from funding provided by ROK’s co-founders, Jonathan Kendrick and John Paul DeJoria.

          The global market for mobile devices went through 3 billion devices in the third quarter of calendar 2007 and is expected to pass 4 billion devices before the end of calendar 2010. We believe that the engines for growth are not the developed world - the last 1 billion mobile device owners have come primarily from Eastern Europe, China, South and Central America, North America and India. We, along with most industry analysts, expect that the next billion will mainly come from the Far East, particularly China and India. China and India are achieving net subscriber additions at the rate of in excess of 6 million a month each. We intend to concentrate our distribution to these growth markets, which we believe are best exploited by our current technology, which gives a definitive competitive advantage. Our short term strategy is to quickly establish as much market presence as we can, followed by heavy cross selling of products and services to make us “sticky” with consumers and our local marketing partners in each of the territories.

          In emerging markets, because the mobile device is expected to leapfrog traditional infrastructures such as telephone land lines, cable TV and Internet access, we can provide an interactive, multimedia platform to target demographics with messages to address socio-economic and humanitarian issues. We are mindful that the 3.3 billion mobile screens on Earth exceed, by a huge margin, the number of televisions, computers and cinema seats combined.

          With respect to our mobile TV offerings, Nokia is offering both versions of our mobile TV on its handsets. ROK TV is being pre-loaded onto the E and N series of handsets sold by Nokia in Europe and FreeBe TV on all suitable handsets in the United States. Our TV division is a complete distribution division, divided into ROK TV and FreeBe TV. We expect this division to be a major contributor to revenues and earnings in the medium to long term future.

          Content acquisition and ownership are an integral part of our “ROK TV” experience. We believe that these are likely to be the main long term competitive advantages that we enjoy in the market. Therefore, we cannot ignore the upstream content elements, and content acquisition is a high profile function in our Group. As part of this, we hold partial ownership in Rok Motion Limited, a UK film production company that makes unique content suitable for the Internet and mobile distribution, having recently acquired 51% of Fun Little Movies Inc., a U.S. company that creates and also owns a growing catalog of 1,400 short films, and are negotiating acquisition terms with other similar producers with the intention of expanding the catalogue portfolio. Ultimately, we expect that these content sourcing functions will become a significant contributor to future revenues and earnings.

          Earlier in 2007, we had also acquired control of Blubox Software Limited which is now actively selling the Blubox software solution.

          China is represented as a separate business unit within our company, mainly because of the ownership structure (a minority ownership by an affiliate of the Beijing Municipal Government). Beijing New Net Science & Technology Development Limited has strong ties with the Beijing Welfare Lottery (the largest of just two lotteries in China and the only legal form of gambling) and now sells Beijing Welfare Lottery’s lottery tickets online and has reached agreement to create and run games for sale online and via mobile phone.

          We have also entered into an agreement with a handset manufacturer and are now selling ODM handsets to retailers and carriers. ODM handsets are those that are not branded by major handset manufacturers and can therefore carry other powerful marketing brands. We will add value by embedding content and services onto these handsets so that the end user consumer can access our products/services. To carriers the value of doing this is seen in increased Average Revenue Per User (ARPU, an industry metric of consumer spend) and reduced Churn (the number of subscribers leaving a carrier’s service each month - a function of longevity of subscriber and therefore also average costs of acquisition).

          We currently have corporate operations in the United Kingdom, the Peoples Republic of China, the United States and South Africa which are all active, and joint ventures in Russia, Brazil and Pakistan which are all anticipated to generate revenues by March 31, 2008.

          The global mass market in mobile entertainment is, and we expect will remain for some years to come, in the 2.5G field where we believe competition to ROK TV in particular is relatively weak. Our service allows consumers to receive 3G standard TV over a 2.5G connection. We can, of course, operate in 3G centric markets (which are mostly developed countries), and our ROK TV technology offers advantages to both consumer experience and carrier bandwidth use with 3G, but these markets are more competitive because our technological advantage is less clear-cut, making them technically easier for competitors to operate in and therefore have lower barriers to entry.

          We fully expect that this market reality will remain into 2012 and beyond and we also note that the expected future growth in handset numbers from 3 billion to 4 billion is expected to be concentrated in China and the Indian sub-continent, where we are concentrating our immediate deployments.

          The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included under Item 1, Part I of this report.

Three months ended December 31, 2007 compared to three months ended December 31, 2006

Sales

          Our sales were $7.041 million for the three months ended December 31, 2007, an increase of $5.902 million, or 518%, as compared to $1.139 million for the equivalent period in 2006. This increase in revenues reflects continuing increases in our subscriber and user numbers, the commencement of invoicing of non-branded hardware (being cell phone handsets) and the first sales of high specification laptop computers developed specifically for specialist gaming solutions. We also earned revenue during the three months ended December 31, 2007 from the provision of content and entertainment services on mobile phones, the sale of hardware and the sale of specialist gaming computers.

Operating expenses

          Total operating expenses amounted to $27.792 million for the three months ended December 31, 2007, an increase of $24.986 million, or 890%, as compared to $2.806 million for the equivalent period in 2006. The majority of this increase resulted from an increased charge for stock-based compensation which was $13.138 million for the three months ended December 31, 2007, an increase of $12.743 million, or 3226%, as compared to $.395 million for the equivalent period in 2006. The total operating expenses include the following major components:

          Content and distribution

          Content and distribution costs were $6.963 million (inclusive of costs of handsets) for the three months ended December 31, 2007, an increase of $6.284 million, or 926%, as compared to $.679 million for the equivalent period in the previous year. Content and distribution costs increased in line with sales in the three months ended December 31, 2007 compared to the equivalent period in 2006.

          Product development

          Product development expenses amounted to $3.537 million for the three months ended December 31, 2007, an increase of $2.416 million, or 216%, as compared to $1.121 million for the equivalent period in 2006. This was due to the additional costs of the businesses acquired together with the increased headcount (and the resultant recruitment fees given the specialist nature of those new employees). There were also increases in property and connectivity costs in this area.

          Labor and related expenses were the most significant overhead cost in the product development expenses category and amounted to $2.287 million for the three months ended December 31, 2007, an increase of $1.188 million over the $1.099 million charge for the equivalent period in 2006. This increase reflects our continuing recruitment of specialist technical development staff to maintain the leading edge properties of our product portfolio. We increased the number of such developers between 2006 and 2007.

          Sales and marketing expenses

          Sales and marketing expenses amounted to $9.313 million for the three months ended December 31, 2007, an increase of $8.755 million, or 1,569%, as compared to $.558 million for the equivalent period in 2006. The total sales and marketing expense amounts include the following major components:

          Labor and related expenses totaled $.317 million for the three months ended December 31, 2007, an increase of $.164 million, or 107%, over labor and related expenses of $.153 million for the equivalent period in 2006. This was due primarily to continued increases in staffing levels as we focus our efforts in monetizing the product portfolio that we have developed over our period of research and development which commenced in 2002. Not all members of our senior management team have taken all of their salaries, but the full amount of such salaries has been accrued for in the accounts. The increase in headcount for the three months ended December 31, 2007 compared to the equivalent period in 2006 includes the addition of three specialist marketing members to our senior management team.

          Other sales and marketing costs increased from $.079 million for the three months ended December 31, 2006 to $.192 million for the three months ended December 31, 2007, an increase of $.113 million, or 143%. This increase reflected our transition from the late research and development phases to the global roll out of our product portfolio and the addition of new product lines.

          Travel expenses increased from $.056 million for the three months ended December 31, 2006 to $.322 million for the three months ended December 31, 2007. In addition various other sales and marketing costs constituting marketing support were $.422 million greater in the three months ended December 31, 2007 than for the equivalent period in 2006. These cost increases were due to the additional amounts incurred by the businesses acquired, the increased headcount and the corresponding worldwide sales effort for the products developed.

          Sales and marketing consultancy costs were $.619 million for the three months ended December 31, 2007 while there was no charge in the equivalent period in 2006 given our development status at that time.

          All of the above increased costs reflect our strategy of enhancing our sales and marketing function as we advance from the development phase into now monetizing our developments by the global roll out of our product portfolio and the sales of new product lines.

          General and administrative expenses

          General and administrative expenses were $6.477 million for the three months ended December 31, 2007, an increase of $6.111 million, or 1670%, as compared to $.366 million for the equivalent period in 2006. This reflects the increase in the administrative structure that we require to support the global roll out of our products. The total general and administrative expense amounts include the following major components:

         Labor and related expenses were $.568 million for the three months ended December 31, 2007, an increase of $.294 million, or 107%, as compared to $.274 million for the equivalent period in 2006. This increase reflects our preparation in providing support in all territories for our global roll out of products while also adding senior executives with the relevant expertise and experience to our board and management team to facilitate such expansion. New employees were also recruited for the finance and IT support functions during 2007 leading an increased headcount of ten over the period in these areas.

          Other significant comparative increases were consultancy, legal and professional fees and brokers fees with a charge of $.902 million for the three months ended December 31, 2007, an increase of $.356 million, or 165%, as compared to $.546 million for the equivalent period in 2006. All of these increased costs reflect our continued expansion and growth and the impact of our November 2007 share exchange transaction.

          Depreciation and amortization

          Depreciation and amortization expense was $.127 million for the three months ended December 31, 2007, an increase of $.045 million, or 55%, as compared to $.082 million for the equivalent period in 2006.

          Acquisition expense

          We acquired Fun Little Movies Inc. in the three months ended December 31, 2007 and the consideration of $1.375 million was charged to the income statement.

Interest expense and income

          Interest expense incurred for the three months ended December 31, 2007 amounted to $.396 million, an increase of $.150 million, or 61%, as compared to $.245 million for the equivalent period in 2006. Interest income contributed $.042 million for the three months ended December 31, 2007 as compared to no contribution for the equivalent period in 2006.

          Operating loss before taxation was $21.105 million for the three months ended December 31, 2007, an increase of $19.193 million, as compared to a loss of $1.912 million for the equivalent period in 2006. This is due to all the factors discussed above.

          Due to the innovation of our developed product portfolio, we claim research and development tax credits in the United Kingdom which contribute to the income tax benefit of $.243 million for the three months ended December 31, 2007 and $.172 million for the three months ended December 31, 2006.

          The above figures, after adjustment for foreign currency transactions and amounts due from/to minorities, produced a comprehensive loss of $19.675 million for the three months ended December 31, 2007 compared to $3.690 million for the equivalent period in 2006. The loss for the period was a result of the increased operating costs described above that we incurred as a result of enhancing our company structure, particularly in respect of the share exchange transaction, and the addition of executive directors, the enhancement of our sales and marketing and general administration functions to support the global roll out of our developed product portfolio, and our newly acquired and developed additional product lines.

Nine months ended December 31, 2007 compared to nine months ended December 31, 2006

Sales

          Our sales were $7.855 million for the nine months ended December 31, 2007, an increase of $5.259 million, or 203%, as compared to $2.596 million for the equivalent period in 2006. This increase in revenues reflects continuing increases in our subscriber and user numbers and the resultant provision of content and entertainment services, the commencement of invoicing of non-branded hardware (being cell phone handsets) and the first sales of high specification laptop computers developed specifically for specialist gaming solutions.

Operating expenses

          Total operating costs amounted to $38.262 million for the nine months ended December 31, 2007, an increase of $28.568 million, or 295%, as compared to $9.694 million for the equivalent period in 2006. The majority of this increase resulted from an increased charge for stock-based compensation which was $15.120 million for the nine months ended December 31, 2007, an increase of $14.673 million, or 3,283%, as compared to $.447 million for the equivalent period in 2006. Total operating expenses include the following major components:

          Content and distribution

          Content and distribution costs were $7.747 million (inclusive of costs of handsets) for the nine months ended December 31, 2007, an increase of $5.835 million, or 305%, as compared to $1.912 million for the equivalent period in 2006. Content and distribution costs increased in line with sales in the nine months ended December 31, 2007 compared to the equivalent period in 2006.

          Product development

          Product development expenses amounted to $6.880 million for the nine months ended December 31, 2007, an increase of $3.782 million, or 122%, as compared to $3.098 million for the equivalent period in 2006. This confirms our commitment to continue to develop leading edge content and entertainment services to further expand our product portfolio.

          Labor and related expenses were the most significant overhead cost in the product development expenses category and amounted to $5.081 million for the nine months ended December 31, 2007, an increase of $2.027 million, or 663%, over the $3.054 million charge for the equivalent period in 2006. This is by far the most substantial cost element of product development costs and reflects our continuing recruitment of specialist technical development staff to maintain the leading edge properties of our product portfolio. We increased the number of such developers between 2006 and 2007.

          Sales and marketing expenses

          Sales and marketing expenses amounted to $12.250 million for the nine months ended December 31, 2007, an increase of $10.852 million, or 776%, as compared to $1.398 million for the equivalent period in 2006. The total sales and marketing expense amounts include the following major components:

          Labor and related expenses totaled $.706 million for the nine months ended December 31, 2007, an increase of $.282 million, or 67%, over labor and related expenses of $.424 million for the equivalent period in 2006. This was due primarily to continued increases in staffing levels as we focus our efforts in monetizing the product portfolio that we have developed over our period of research and development which commenced in 2002. Not all members of our senior management team have taken all of their salaries, but the full amount of such salaries has been accrued for in the accounts. The increase in headcount includes the addition of three new specialist marketing members of our senior management team.

          Marketing consultancy costs amounted to $1.175 million for the nine months ended December 31, 2007 while there was no charge for the equivalent period in 2006, this being due to focus on the promotion of developed products and the concentration in this area of the sales effort.

          Marketing support costs increased by $1.212 million in the nine months ended December 31, 2007 compared to the equivalent period in 2006, further confirming the increased global marketing activity in respect of our enhanced product portfolio.

          General and administrative expenses

          General and administrative expenses amounted to $9.687 million for the nine months ended December 31, 2007, an increase of $6.669 million, or 221%, as compared to $3.018 million for the equivalent period in 2006. This reflects the increase in the administrative structure that we require to support the global roll out of our products. The total general and administrative expense amounts include the following major components:

         Labor and related expenses were $1.608 million for the nine months ended December 31, 2007, an increase of $1.313 million, or 445%, as compared to $.295 million for the equivalent period in 2006. This increase reflects our policy of providing the necessary executive and administrative support to facilitate the global roll out of our products, adding senior executives with the relevant expertise and experience to our board of directors to control such expansion. New employees were also recruited for the finance and IT support functions during 2007 leading to an increased headcount of ten over the period in these areas.

          Other significant comparative increases were consultancy, legal and professional fees, audit fees and brokers fees with a charge of $1.509 million for the nine months ended December 31, 2007, an increase of $.277 million, or 22%, as compared to $1.232 million for the equivalent period in 2006. All of these increased costs reflect our continued expansion, growth and regulatory compliance.

          Depreciation and amortization

          Depreciation and amortization expense was $.323 million for the nine months ended December 31, 2007, an increase of $.055 million, or 21%, as compared to $.268 million for the equivalent period in 2006.

          Acquisition expense

          We acquired Fun Little Movies Inc. in the nine months ended December 31, 2007 and the consideration of $1.375 million was charged to the income statement.

Interest expense and income

          Interest expense incurred for the nine months ended December 31, 2007 amounted to $.562 million, a decrease of $.84 million, or 13%, as compared to $.646 million for the equivalent period in 2006. Interest income contributed $.047 million for the nine months ended December 31, 2007 as compared to no contribution for the equivalent period in 2006.

          Operating loss before taxation was $30.922 million for the nine months ended December 31, 2007, an increase of $23.178 million, as compared to a loss of $7.744 million for the equivalent period in 2006. This is due to all the factors discussed above.

          Due to the innovation of our developed product portfolio, we claim research and development tax credits in the United Kingdom which contribute to the income tax benefit of $.714 million for the nine months ended December 31, 2007 and $.499 million for the nine months ended December 31, 2006.

          The above figures, after adjustment for foreign currency translation and amounts due from/to minorities, produced a comprehensive loss of $30.370 million for the nine months ended December 31, 2007 compared to $11.775 million for the equivalent period in 2006. The loss for the period was a result of the increases in our operating expenses incurred as a result of our full preparation, from board level down, for the global roll out of our developed product portfolio and our additional new product lines, in advance of the substantial increases in turnover anticipated in our corporate plan.

Liquidity and Capital Resources

Our financial statements were prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had $1.274 million in cash and cash equivalents at December 31, 2007. Our working capital is not sufficient to fund our plan of operations for the next 12 months. We intend to raise additional capital to fund our plan of operations, but we cannot assure you that we will be able to raise sufficient additional capital as needed to execute our business plan.

Net Cash Used in Operating Activities

     We still do not currently generate positive cash flow. As of December 31, 2007, we had an accumulated deficit of $74.741 million The cash flow used in operating activities was $11.117 million and $5.441 million for the nine months ended December 31, 2007 and 2006, respectively.

Net Cash Used in Investing Activities

     We used $.066 million and $.148 million in the nine months ended December 31, 2007 and 2006, respectively, to acquire equipment.

Net Cash Provided by Financing Activities

     We have financed our operations primarily from sales of common stock and the issuance of notes payable to investors. For the nine months ended December 31, 2007 and 2006 we generated $12.328 million and $5.266 million, respectively, from financing activities. We anticipate that the financing required for future operations will derive from further sales of our stock.

     We plan to use our available funds and any cash raised to fund operations, which includes the continued development of our products, make acquisitions, defend our growing intellectual property portfolio and market to customers. We also intend to seek to list our company on NASDAQ to provide greater liquidity for our common stock.

Analysis

     We expect to continue to incur operating losses and negative operating cash flow as we seek to drive market adoption of our software applications and other businesses. The actual amounts and timing of our expenditures will vary significantly depending upon the progress of our product development and the availability of financing.

     Given the level of our capital resources, we expect to require additional financing to achieve our operating goals. Because we are not generating positive cash flow from operations, we will need to raise additional funds through public or private sales of equity securities or the incurrence of indebtedness. Our ability to fund our business plan depends on the availability of equity and debt financing, which is affected by prevailing economic conditions in the technology industry and financial, business and other factors, some of which are beyond our control. We cannot assure you that we will obtain financing on favorable terms or at all. If we elect to raise additional capital through the issuance and sale of equity securities, the sales may be at prices below the market price of our stock, and our shareholders may suffer a potentially significant level of dilution.

     Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs.

     Our capital requirements may vary depending upon the timing and the success of the implementation of our business plan, regulatory, technological and competitive developments, or if:

•	significant sales of our products are not achieved or are delayed;

•	operating losses exceed our expectations;

•	our operating and development costs or estimates prove to be inaccurate; or

•	we acquire, license or develop additional technologies.

We cannot, however, assure you that our efforts to implement our business strategy will:

•	be attainable;

•	be profitable;

•	reduce our reliance upon financing transactions; or

•	enable us to continue operations.

Contractual Obligations

Operating and Capital Leases

     Our corporate headquarters are located at Rok House, Kingswood Business Park, Holyhead Road, Albrighton, Wolverhampton, WV7 3AU, England. We occupy 4,878 square feet of space under a lease with an annual rental rate of £40,000 (approximately $80,000) that expires in September 2013. We also lease 1,180 square feet of space in London, England, 3,138 square feet of space in Llandow, South Wales, 300 square feet of space in Gloucestershire, England, and 1,522 square feet of space in Lancaster, England. We pay £30,090 (approximately $60,180), £34,518 (approximately $69,036), £7,905 (approximately $15,810) and £15,000 (approximately $30,000), respectively, in annual rent under these leases, which expire in August 2009, July 2009, August 2008 and February 2012, respectively. We also have a mortgage on the freehold property in Warwick, England, this property has 22,000 square feet of office, assembly and storage space and we pay £134,400 (approximately $268,800) annually.

     We currently hold two capital leases for assets that were purchased in May 2006: a Mercedes Maybach car costing £190,000 (approximately $380,000) and computer equipment kit costing £62,427 (approximately $124,854). We pay £4,347 (approximately $8,694) per month for the Mercedes Maybach and £1,734 (approximately $3,468) per month for the computer equipment. These leases will expire in April 2009 and April 2011 respectively. In addition, we pay £713 (approximately $1,426) a month for capital leases for two Volkswagen Golf cars which commenced in July 2007 and will expire in June 2009 and we also pay £750 (approximately $1,500) a month for the capital lease of a Porsche car which will expire in September 2010.

Impact of Inflation

     We expect to be able to pass inflationary increases for content and other costs on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Seasonality

     Although our operating history is limited, we do not believe our products and services are seasonal.

Off-Balance Sheet Arrangements

     There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosures of commitments and contingencies at the date of the financial statements.

     On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on a variety factors including our historical experience, knowledge of our business and industry, current and expected economic conditions, the composition of our products and services, and the regulatory environment. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

     While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

     A description of significant accounting polices that require us to make estimates and assumptions in the preparation of our consolidated financial statements are as follows:

Revenue Recognition

     We recognize revenue primarily from product sales and the provision of content and other entertainment services on mobile telephones.

     We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is probable.

     Product sales

     We recognize revenue on product sales generally upon shipment of the product or customer acceptance depending upon the contractual arrangements with the customer. Any shipping charges to be billed to customers are included in sales and any related shipping costs are included in cost of sales.

     Services and other

     Software services revenue is recognized as and when services are performed with any maintenance and support revenues being recognized ratably over the term of the contract, which is typically one to three years.

Purchased Goodwill

     Goodwill represents the excess (or shortfall) of the purchase price compared with the fair value of net assets acquired. We review purchased goodwill for impairment if events or changes in circumstances indicate that the carrying amounts may not be appropriate or as otherwise required by relevant accounting standards. The date of the annual impairment review has yet to be determined by us however in the meantime we will continue to consider any indicators of impairment or change in circumstances.

Research and Development

     All research and other development costs are written off as incurred.

Foreign currency

     Foreign denominated monetary assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the reporting period. Our United Kingdom and Chinese subsidiaries functional currencies are Sterling GBP£ and the Chinese RMB respectively. Translation adjustments result from translating our financial statements into the reporting currency, the U.S. dollar.

Inventories

     Inventories consist principally of component parts which are valued at the lower of cost and net realizable value. There were no inventory reserves at December 31, 2007 and March 31, 2007.

Basic and Diluted Loss per Common Shares

     Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options are not considered in the computation of diluted loss per share for the periods presented because the impact of the incremental shares is antidilutive.

     Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at December 31, 2007 are as follows:

Options granted	6,348,291
Options not yet subject to grant	310,035
Total number of options	6,658,326

Accounting for Stock-Based Compensation

    Our board of directors adopted the 2007 Equity Incentive Plan which was approved by our stockholders in November 2007. Participants in the 2007 Equity Incentive Plan may include employees, officers, directors, consultants, or independent contractors who the compensation committee determines shall receive awards under the plan. The 2007 Equity Incentive Plan authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock currently reserved for issuance under the 2007 Equity Incentive Plan is up to 9,000,000 shares.

    The 2007 Equity Incentive Plan has not yet been completed and so the fair value of all awards has not yet been estimated.

     Prior to the above 2007 Equity Incentive Plan being adopted Cyberfund Inc. had a non-qualified stock option plan whereby stock options may have been granted to key employees, directors and executive officers designated by the Board of Directors at exercise prices equal to greater than fair market value. There were 105,000 shares reserved for issuance under that plan and at December 31, 2006, 55,000 shares were available for grant under the plan. No options had been issued or outstanding during 2006 or 2005.

    We will account for equity instruments issued for services and goods to non-employees under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”; Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF Issue 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” Generally, the equity instruments issued for services and goods will be shares of our common stock or warrants to purchase shares of our common stock. These shares or warrants generally will be fully-vested, non-forfeitable and exercisable at the date of grant and will require no future performance commitment by the recipient. We will expense the fair market value of these securities over the period in which the related services are received.

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates of ours are the allowance for doubtful accounts, deferred tax assets, deferred revenue, depreciable lives and methods of property and equipment, valuation of warrants and other stock-based compensation and valuation of recorded goodwill and intangible assets. Our actual results could differ from those estimates.

Leased assets and obligations

     Where assets are financed by leasing agreements that give rights approximating to ownership (“finance leases”), we treat the assets as if they had been purchased outright. The amount capitalized is the cost of the asset acquired, which approximates to the present value of the minimum lease payments payable during the lease term. The corresponding leasing commitments are shown as obligations to the lessor. We treat lease payments as consisting of capital and interest elements, and the interest is charged to the profit and loss account in proportion to the remaining balance outstanding on a straight line basis. All other leases are “operating leases” and the annual rentals are charged to profit and loss account on a straight line basis over the lease term.

Retirement benefits

     We operate a defined contribution pension scheme. The amount charged to the profit and loss account in respect of pension costs is the contributions payable in the year. Differences between contributions payable in the year and contributions actually paid are shown as either accruals or prepayments in the balance sheet.

Recent Accounting Pronouncements

     During July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 were originally scheduled to be effective for nonpublic enterprises for fiscal years beginning after December 15, 2006, but during 2008 FASB issued FASB Staff Position FIN 48 delaying the effective date of FIN 48 until fiscal years beginning on or after December 15, 2007. The adoption had no effect on our results of operations and financial position.

     During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, during December 2007, the FASB proposed FASB Staff Position SFAS 157-b which, if approved by the FASB, would defer the effective date of certain provisions of SFAS 157 until fiscal years beginning after November 15, 2008. We are currently assessing the effect that SFAS 157 will have on our results of operations and financial position.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No 115” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS 159 will have on our financial statements.

     During December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the effect that SFAS 160 will have on our results of operations and financial position.

     During December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the effect that SFAS 141 (Revised 2007) will have on our results of operations and financial position.

ITEM 3 Controls and Procedures

     We are a newly-public foreign company by virtue of our November 2007 share exchange transaction and, given this, we have requested that the SEC allow us to not provide an evaluation of the effectiveness and operation of our disclosure controls and procedures until we file our annual report for the year ending March 31, 2009 as we are not accelerated filers for the first year. Consequently our management has not yet formally evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

     However when an evaluation is performed it will be with the participation of our Chief Executive Officer and our Chief Financial Officer. The evaluation will be designed to assess whether disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     From time to time we are subject to legal proceedings or claims that arise in the ordinary course of business. Although we cannot predict the outcome of these matters with certainty, our management does not believe that the disposition of these ordinary-course matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities during the Three Months ended December 31, 2007

     In November 2007, we issued 3,287,102 shares of our common stock to an accredited investor pursuant to the full satisfaction and conversion of a convertible promissory note dated August 30, 2003 and 285,715 shares of our common stock to an accredited investor pursuant to the full satisfaction and conversion of a convertible promissory note dated July 10, 2007.

     On November 12, 2007, we issued an 8% convertible term promissory note in the principal amount $2 million to an accredited investor. The maturity date of the note is the earlier of (i) six months from the date of issuance or (ii) the completion of $5 million funding by us. Interest from the date of issuance accrues and is payable upon maturity. The note is convertible into shares of our common stock at the holder’s option in whole or in part at any time prior to maturity at the rate of $7.00 per share. The holder subsequently chose to exercise this option in whole and we issued 285,714 shares of our common stock pursuant to the full satisfaction and conversion of this promissory note. We received gross proceeds of $2 million from the issuance of the note and warrant, from which we paid $100,000 in commissions to The Fund, LLC pursuant to a financial advisory agreement. In connection with the note issuance, we also issued to the investor a common stock purchase warrant to purchase up to 250,000 shares of our common stock. The warrant is exercisable for a period of one year from the date of issuance at a price of $12.00 per share.

     On November 14, 2007, the share exchange transaction took place. As part of this transaction, we issued 46,637,812 shares of common stock to the previous shareholders of Rok Entertainment Group Limited in exchange for their shares in that company.

    The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act and/or the safe harbor of Rule 506 under Regulation D. The certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act. The recipients of such securities received, or had access to, material information concerning our Group, including, but not limited to, our periodic reports and current reports, as filed with the SEC. Except as set forth above, no discount or commission was paid in connection with the issuance of securities.

ITEM 3 Defaults upon Senior Securities

     None.

ITEM 4 Submission of Matters to a Vote of Security Holders

     In a report on Form 14C filed with the SEC on December 10, 2007, we disclosed that on November 27, 2007, holders of a majority of the voting power of our outstanding common stock voted to approve the following:

1. To change our corporate name to ROK Entertainment Group Inc. from Cyberfund, Inc.;

2. To reincorporate Cyberfund Inc. in the state of Delaware though a merger of Cyberfund Inc. with and into a newly-formed Delaware subsidiary, to be known as “ROK Entertainment Group Inc.,” which will result in:

•	a change of domicile of Cyberfund Inc. to the state of Delaware from the state of Oklahoma, which means that the surviving corporation will be governed by the laws of the state of Delaware;

•	the change of our corporate name to ROK Entertainment Group Inc. from Cyberfund Inc.;

•	your right to receive one share of common stock of ROK Entertainment Group Inc. for each share of common stock of Cyberfund Inc. owned by you as of the effective date of the reincorporation;

•	the persons serving presently as executive officers and directors of Cyberfund Inc. to serve in their same respective positions in ROK Entertainment Group Inc. after the reincorporation;

•	ROK Entertainment Group Inc.’s Certificate of Incorporation becoming the certificate of incorporation of the surviving corporation; and

•	ROK Entertainment Group Inc.’s By-laws becoming the by-laws of the surviving corporation; and

3. To ratify the adoption by Cyberfund Inc. of the ROK Entertainment Group Inc. 2007 Incentive Compensation Plan.

     No other matters were submitted to a vote of security holders during the three months ended December 31, 2007.

ITEM 5 Other Information

     None.

ITEM 6 Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROK Entertainment Group Inc.

February 14, 2008	By:	/s/ Laurence Alexander
Laurence Alexander President and Chief Executive Officer (Principal Executive Officer)

February 14, 2008	By:	/s/ Alex Renny
Alex Renny Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)