Form 10KSB
period 2008-03-31
ROK ENTERTAINMENT GROUP INC.
filed 2008-06-30
CIK 863139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2008.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33169

ROK ENTERTAINMENT GROUP INC.
(Name of Small Business Issuer in Its Charter)

Delaware	93-0947570
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Rok House
Kingswood Business Park
Albrighton
Wolverhampton
WV7 3AU
England
(Address of Principal Executive Offices)

+44 (0) 1902 374896
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:
Common Stock ($0.001 par value)

Securities registered under Section 12(g) of the Exchange Act:
None
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The issuer’s revenues for its most recent fiscal year were $14,585,350.

The aggregate market value of the common equity of the issuer at June 30, 2008 was approximately $1,110 million, based on the current share price of $20.50.

As of June 30, 2008, the issuer had outstanding 54,144,331 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): ☐ Yes     ☑ No

PART I

 ITEM 1 DESCRIPTION OF BUSINESS

Business Summary

ROK Entertainment Group Inc. (“we,” “our,” “us” and similar phrases refer to ROK Entertainment Group Inc.) and our subsidiaries sell content, products, applications and services to carriers, handset manufacturers and end users throughout the world. We have developed our own software applications and provide a worldwide multimedia platform which includes (but not exclusively) the streaming of live TV, audio and video-on-demand services on wireless devices. Our company is a mobile media group that licenses these proprietary technologies and sells and distributes hardware and content through our product portfolio. Our objective is to be an innovator of technology, applications and services for the new wireless paradigm and to capitalize on emerging industry trends through our portfolio of products and services which have been developed internally or from acquisitions.

Industry Background

The global mobile phone market, as measured by active users, is estimated to have reached 3.5 billion around the end of 2007/first quarter of 2008, as numerous releases over the last few months have stated, including presentations at World Mobile Conference in February and 3G America releases in April 2008.

Further, the market is expected to add another 1 billion subscribers over the next 2.5 to 3.0 years, meaning that before the end of 2010, total numbers of mobile subscribers are expected to equal about ⅔ of the world’s total population.

More than half of these additional subscribers are expected to be found in just 4 countries: the so-called BRIC group (Brazil, Russia, India and China — see next table, which shows figures for the fourth quarter of 2007). In fact, China and India are expected to see more than 400 million additional subscribers over this next period of growth. Acccording to company press releases, China Mobile, the largest network operator in the country, added subscribers at the rate of over 7.5 million a month during the first quarter of 2008 (22.8 million in total), up 1 million a month from the same period last year. According to a March 2008 CTIA data release, India is currently growing its total subscriber base by more than 8.5 million a month. Both these countries can sustain increases in mobile subscribers of these kinds of levels for a number of years to come.

It is not surprising that the world’s growth in mobile subscribers is occurring in the developing world, most especially focused on China and India, since they are acknowledged as the newest and most rapidly increasing engines of growth for the world economy. However, the absolute numbers of subscribers perhaps is surprising. Western Europe (made up of 29 countries, principalities or territories) overall had 116.9% penetration at the end of 2007, according to Global Mobile, a research paper published bi-weekly by Informa. This means that there are approximately 1.17 active mobile devices per person in these countries. This implies that a significant proportion of the mobile owning population must have 2 or more active devices (such as a Blackberry, a personal mobile phone and/or a business mobile phone). It also implies that further future growth is possible as each person accrues more than one mobile device.

Some countries already see penetration rates of 160% or so. Cyprus in Western Europe (165%) and Bahrain in Middle East (164%) are 2 such examples, albeit small ones that are arguably special cases (Cyprus with tourism and Bahrain with immigrants, neither of which may be counted as resident populations). Italy had 148% penetration at the end of 2007 and cannot be considered affected by either of the aforementioned factors – nor is it a small country. France, on the other hand, had a relatively low 89.3% penetration rate at the same time.

Compare this to penetration rates in China, which are around the 45%, and India, which is barely above 25%. The United States was estimated to reach 258 million mobile subscribers by early April 2008, making mobile penetration about 85%. It is reasonable to assume that the United States could see a total of approximately 365 million mobile subscribers in the next three to five years (supported by various publicly available research releases). However, note that India is expected to have passed the United States’ total number of mobile subscribers in April 2008, making India the second largest mobile market in the world, in term of subscribers.

The conclusion we draw from this data is that the global mobile market has a lot of growth left in it, but this growth is asymmetric – the bulk of mobile subscribers around the world will be found in Lesser Developed Countries (LDCs). China and India in particular are huge engines of growth in this regard, despite already being the world’s largest individual markets.

New handsets

Mobile handsets are selling even faster than the actual subscriber markets are growing. Subscribers are renewing their handsets with increasing frequency, and replacement handsets have been the majority driver of new handset sales across the globe since 2004. In 2007, the market saw 1.15 billion new handsets sold – implying an average handset lifespan of 36 months exactly. This is down from 42 months in 2005 and is expected to hit less than 29 months in 2010. The market is predicting some 1.35 billion new handsets will be sold in 2008 and in 2010 the number is estimated to be 1.75 billion new handsets sold. Implied longevity of each handset is expected to be around 27.5 months globally at this time, assuming the number in use globally is 4 billion. This shorter handset duration is a factor of consumer familiarity – the more a mobile phone becomes an everyday tool, the more the fashion elements of its offering matter. In the handset market “fashion” is not just design (factors such as the handset being a slider, flip phones, chocolate block, or its thickness, color, etc. play a role). Functionality (color screens, cameras, mobile Internet, etc.) also matter at least as much. Changing fashion means that people change their handsets.

Nokia made an impressive 39% of these unit sales through 2007, approximately 450 million handsets. This percentage has increased over the last 3 years, resulting in Nokia regaining its 40% dominance of the market. Motorola is the major loser in this war, as recent press results confirm. Nokia sells more handsets than Samsung (the number 2 competitor) and Motorola (the number 3 competitor) do combined.

New handsets tend to have much higher functionality than the handsets they replace and this rate of change is getting faster across the globe. As a result, the capability of the world’s embedded handset base is becoming higher and higher over time.

Network capability

Mobile networks are effectively sub-3G capable – and will remain so for some time. There were just 196 million true 3G connections at end 2007, out of the recorded 3,331 million mobile connections recorded by the 3GSMA. However, if CDMA 1X EV-DO connections (90 million) are added, this jumps to 286 million; but to say that all 90 million are 3G is stretching the point, despite the fact that the industry often uses this combined metric. Even including these connections, the percentage of 3G users is just 8.59% of the world’s mobile subscribers. This is widely expected to grow to be in excess of 1 billion by the end of 2011. Even at that point, 3G would make up less than 22.5% of the world’s forecasted mobile subscribers – and in fact forecasts for 3G subscribers have consistently been more optimistic than actual outcomes (exactly the reverse of the case with 2.5G usage).

We believe that the reality is that for some considerable period of time, the mobile base across the world will remain a 2.5G connectivity world. 3G is simply not a real threat yet – nor a big enough differentiator to be appealing to consumers. The biggest threat to 3G network adoption is the advent of 4G. In practice this technology already exists in the form of Wi-Fi (Wi-Max). 4G represents practical handset connectivity that is 20 times (or more) that of 2.5G (3G is just 2.5 times the connectivity, at best). It is obvious that many mobile network operators around the world are holding out for this technology. Handset manufacturers (mainly lead by Nokia) are also looking forward to this technology being adopted as the de-facto standard connectivity medium, making an increasing range of their handsets and mobile products Wi-Fi enabled. Some mobile network operators are actively engaged in the development and deployment of such networks already. Sprint in the United States and T-Mobile (Deutsche Telekom) in Germany are 2 such examples.

The only question remaining is how long will 4G take to be delivered? 4G type networks will start to be deployed in the next 18 months, but like the original 3G networks in 2002, these will take some years to gain market traction and use. We believe that it is unlikely that 4G will replace 2G until 2020 at the earliest – and even then, we expect that 2G networks will probably run alongside 4G networks to provide communications coverage where 4G does not reach.

Our Principal Products and Services

Our products and services can principally be broken down into three categories:

•	ROK TV, FreeBeTV and News On Demand - Mobile Streaming Video;

•	Our mobile applications and software; and

•	Our hardware sales including carriers changing to white-labeled branding rather than manufacturer branding.

ROK TV is a mobile TV application which can be white-labeled and distributed through partners or network operators. It is compatible with a wide range of devices from Symbian, Windows and Java handsets. ROK TV is currently operational as follows:

•	US - ROK own brand,

•	UK - ROK own brand, ROK Mobile, Rhythm TV,

•	Turkey - MobilTurk,

•	Germany - Mobilturk,

•	Thailand - AIS,

•	Pakistan - Telenor,

•	South Africa - Vodacom,

•	Europe - Nokia (E-series handsets),

•	India - BSNL, and

•	China - ROK New Net.

FreebeTV (on both mobile and PC) is a simple but very effective streaming service designed to be advertisement supported rather than subscription led. For mobile, instead of using an application (so no download is required), it uses the handset’s native media player. We encode, supply and distribute the channels/content from our servers and manage the content on offer. For PC, users download the application and can view the same channels as on a mobile device but at a higher stream rate (better quality) than over GPRS. The current FreebeTV customers are:

•	US - ROK own brand, Nokia Video Centre, YuuZoo (PC player only),

•	UK - ROK own brand, and

•	Brazil - ROK own brand.

News On Demand is a push service designed for the user who wants regular updates without having to remember to access the service. Users subscribe to a list of channel genres such as news, weather, sports and entertainment and receive updates via MMS or email, direct to their mobile. Each clip is a maximum of 60 seconds and is pushed to the user whenever updated (a maximum of 3 times a day). The nature of the push service increases active usage as content is sent only when an update is available. The user can choose to watch when received or at anytime thereafter. As the message is sent by MMS or email, the 60 second update is available to view until the user deletes it. News On Demand is a relatively new product for us and is live and awaiting promotion with:

•	China - ROK New Net, and

•	Pakistan - Telenor.

In addition planned deployments include:

•	South Africa - Exact Mobile, and

•	South Africa - Foneworx

The product is currently being actively sold to all existing ROK TV customers as a value added service.

We have developed a number of mobile applications and software. The following have been launched or are in final testing prior to deployment:

ROK Comics allows users to subscribe and download branded comics specifically formatted for mobile viewing. In addition ROK Comics also allows users to create their own comics which they upload for publishing, and for others to view. Professional publishing tools are provided for licensors to publish their own material.

ANSA is a question-and-answer service available to all mobile handsets. The service is fully developed and live in the United States, United Kingdom, Pakistan and South Africa and available as an SMS text service, WAP service and Symbian application. Run as an own-brand and/or white-label service, the user simply types in the question and within a few minutes receives the answer from one of our call center operatives. This is ideal for any question but also for specific genres such as traffic, weather, sports, science or even a phone directory service such as 118118. Billing is done via reverse bill SMS with pricing decided on a territory-by-territory basis.

BluBox, in simplistic terms, is an image compression program for digital photos. The application allows the user to quickly compress and decompress digital photos so they can be emailed, uploaded and stored more easily and efficiently. Using BluBox technology, digital photos are reduced, without any visible loss of quality (even when printed) by up to 95%. Depending on Internet connection speeds, this enables digital photos to be sent faster, and allows storage devices to store many more photos. The software also comes with a built-in image viewer.

PowerPressed is designed to work directly with Microsoft’s PowerPoint presentations. PowerPressed offers a simple and cost-effective solution to the storing and sending of large PowerPoint documents. PowerPressed optimizes and compresses PowerPoint presentations, reducing the size so they can be emailed, transferred and stored more efficiently. There is no zip/unzip process and no need for the recipient to have the software. PowerPressed does not alter the presentation in any way; it simply compresses the information, reducing the size of each slide with a click of a button. Depending on the data in the presentation, some PowerPoint’s have reduced from 20 MB to 1 MB – allowing emerging markets with no broadband to easily send large presentations without taking hours to send and receive, and allowing companies with limits set by firewalls to receive presentations without the need to store on FTP sites for access.

Fonepark is a content delivery platform designed to make every PC user into a mobile content distributor and sales site. Each user can customize their web/WAP site with their own favorites and content themed to their interests. Each user that sells content receives 80% of the available revenue. All the content is licensed to, or owned by us and we receive 20% of every sale.

All our services, applications and software are designed to be white-labeled to fit customers needs and desires and exploit brand loyalty.

ROK Hard is primarily involved in the sourcing, transport and distribution of hardware including primarily, but not exclusively, mobile handsets to retail outlets, both independent and mobile network operator-tied, in the United Kingdom and elsewhere. As part of the distribution of handsets, this business unit is involved in the cross-sale of the range of our products, applications and services to handset and hardware manufacturers and retailers.

Our Markets and Customers

We distribute our products and services, and generate revenues, through a number of joint ventures and overseas operations and proposed arrangements as summarized below:

•	ROK New Net – China (50% ownership),

•	ROK Asia – Pakistan (60% ownership),

•	Moving TV – Thailand agency,

•	Fun Little Movies – United States (51% ownership),

•	Geniem – Finland (51% Ownership),

•	ROK Russia – Russia (51% Ownership),

•	ROK Brazil – Brazil (50% Ownership),

•	ROK Australia – Australia (100% Ownership), and

•	BluBox – (51% ownership).

Our major customers across all our products and services are:

•	BT – United Kingdom,

•	Claires Accessories – United Kingdom,

•	Bauer (Formerly EMAP) – United Kingdom,

•	Data Select (distributor of handsets and accessories in the United Kingdom)

•	QVC – United Kingdom,

•	NHS – United Kingdom,

•	Virgin Mobile – United Kingdom and United States,

•	Sprint – United States,

•	Wireless Development Agency – United States,

•	Nokia – Global,

•	Telenor Group – Global,

•	ACDSee – Global,

•	Tata Communications – Global,

•	Samsung – Europe, Middle East and Asia,

•	Telefonica – Spain,

•	Telenor – Pakistan,

•	Paktel – Pakistan (Part of China Mobile),

•	BSNL – India,

•	Airtel – India,

•	Warid – Bangladesh,

•	Exact Mobile – South Africa,

•	Vodacom – South Africa,

•	Foneworx – South Africa,

•	Celltel – Zambia,

•	Wataniya – Maldives (Part of Qtel Group),

•	China Mobile – China, and

•	AIS – Thailand.

•	Meridian Mobile PVT Limited – India

•	Euroset Karakhstan LLP – Kazakstan

•	Euroset – Ukraine

•	Allo – Ukraine

•	Mobikom – Ukraine

Net sales per geographic region, based on location of end customer, are summarized as follows (values in thousands of dollars):

	Year ended March 31,	Year ended March 31,
	2008	2007

PRODUCT SALES
USA	$67	$1
UK	3,463	933
Europe	2,564	7
India	3,891	-
Kazakstan	1,498	-
South Africa	-	219
Other rest of world	114	23

	$11,597	$1,183

SERVICES SALES
UK	$2,021	$71
Europe	-	6
Rest of world	967	2,944

	$2,988	$3,021

TOTAL SALES	$14,585	$4,204

For the last fiscal year, our three largest customers were Meridian Mobile PVT Limited, Euroset Karakhstan LLP and Euroset, accounting for 26.6%, 9.7% and 6.3% of our revenues, respectively.

Our Major Content Partners and Suppliers

We rely on a number of content providers for the content we distribute in our products and services. Our major content partners across our product and services portfolio are:

•	Euronews – News,

•	CNBC – News,

•	Al Jazeera – News,

•	ITN – News,

•	Bloomberg – News,

•	SNTV – Sports,

•	Extreme Sports – Sports,

•	Sport DNA – Sport,

•	V2 – Music,

•	Eye Music Network – Music,

•	Vidzone – Entertainment,

•	Blip TV – Entertainment,

•	Fun Little Movies – Entertainment,

•	Comedy Time – Entertainment, and

•	Out There TV – Entertainment.

Our principal suppliers constitute our cost of content and distribution and cost of handsets, and we also receive supplies for connectivity and other operational costs. We also receive supplies for precious gems and notebooks and laptops. The principal suppliers of products and services and what they supply are as follows:

Products

Supplier	Value 1,000's $	Supply

Nichefindfinder (S’Pore) PTE Ltd	7,769	Mobile hardware (handsets)

Rapaport Diamond Corporation	585	Diamonds and precious gems

Uniwill/Elite Group Computer Systems	515	Laptop components

Services

Supplier	Value 1,000's $	Supply

Microsoft Licensing	543	Operating system licences

Baker Tilly UK Audit LLP	407	UK audit services

Real Networks Ltd	360	Software and development

Research and Development

Ongoing product research and development is essential to our ability to stay competitive in the marketplace as a software solution provider. From the analysis and adoption of new communication technologies, to new computer hardware and display technologies, to the expansion of media display options, we are continually enhancing our product offering. In connection with our research and development activities, we apply for, and have to date been successful in obtaining, Research and Development tax credits from Her Majesty’s Revenue and Customs in the United Kingdom.

Intellectual Property

We depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products from our competitors’ products. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures, copyright, trademark and patent laws. It is our policy to require employees and consultants to execute confidentiality agreements and invention assignment agreements upon the commencement of their relationship with us. These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to us of intellectual property rights developed within the scope of the employment relationship.

As of June 30, 2008, we had the following patent applications granted or pending:

Application No:	Description:	Patent No:	Status
0423761.6	Handling or Storing Content - UK	GB2410817	Granted
0413231.1	Providing Audio Visual Content - U.K	GB2410146	Granted
0602328.7	Providing Audio Visual Content (Configuring content for MMC) - U.K	GB2421394	Granted
0617189.6	MMC with DRM - U.K - Divisional Application Content stored on a memory card with DRM	GB2427785	Granted
0617190.4	MMC with content adjusted for volume size, U.K. Content optimized for best use of available memory card space	GB2427976	Granted
PI0405684-1	Handling or Storing Content, Brazil		Pending
0512086.0	Digital Fingerprint, U.K.		Pending
0513057.0	ROK Home TV – Handling Content, U.K.		Pending
IB2005/051965	Media Player, International PCT		Pending
60/624,132	Handling or Storing Content, U.S		Pending
062756.9	Digital Fingerprint (New Application), U.K		Pending
11/360,722	Digital Fingerprint, U.S		Pending
95106304	Digital Fingerprint, Taiwanese		Pending
EP2006/063216	Purchasing a track playing on ROK Radio, PCT		Pending
PI 2006 3040	ROK Home TV, Malaysian		Pending
95123152	ROK Home TV, Taiwan		Pending
0601002716	Purchasing a track playing on ROK Radio, Thailand		Pending
0621132.0	ROK Media Store, U.K		Pending
0621131.2	iPod Killer, U.K		Pending
Pending	Providing Audio Visual Content, India		Pending
Pending	Providing Audio Visual Content, Europe		Pending
0512085.2	Purchasing a track playing on ROK Radio, U.K.		Pending
11/151,701	Plural Media Players and Loader Program,		Pending
60/617.877	Handling or Storing Content, U.S.		Pending
EP2006/060228	Providing Audio Visual Content, PCT		Pending
06003257.7	VoIP Application on MMC, U.K		Pending
EP2006/0602283594	Digital Fingerprint, PCT		Pending
PI 2006 0810	Digital Fingerprint, Malaysia		Pending
EP2006/063594,	Handling Content, PCT		Pending
PI 2006 2815	Purchasing a Track playing on ROK Radio, Malaysian		Pending
95123152	ROK Home TV, Taiwan		Pending
Pending	Digital Fingerprint, Thailand		Pending
0601003005	ROK Home TV, Thailand		Pending
0621134.6	ROK Star / WAGR, U.K		Pending
Pending	Providing Audio Visual Content, Russia		Pending
Pending	Providing Audio Visual Content, China		Pending
Pending	Providing Audio Visual Content, U.S.		Pending
Pending	Providing Audio Visual Content, Russian		Pending
Pending	Providing Audio Visual Content, Chinese		Pending
Pending	Providing Audio Visual Content, US		Pending
Filing No. 0723325.7	Method for making Internet private - UK		Awaiting publication of filing

Highly technical patents can take up to six years to issue and we cannot assure you that any patents will be issued from the pending applications we have filed, or if issued, that the patents will provide significant protection to us.

Government Regulation

Mobile TV is very new and is not yet regulated in most of the world. However, each mobile network operator (MNO) must abide by the regulations, if any, set by their respective governing bodies. Adherence to any such regulations is the responsibility of the MNOs themselves, and liability for failure to adhere to them also lies with the MNOs, rather than of content/service providers like us. Such regulations generally cover pricing and age verification methods. Typically, these relevant regulations imposed on the networks or telephone communication providers are embedded as part of contractual obligations we undertake for the services we offer through the distribution partners.

As stated above, mobile TV is not yet regulated in most of the world; however, one territory where regulation has just begun is Pakistan. As such, ROK Asia has received its official license to broadcast on mobile devices, which license is issued by the Pakistan Electronic Media Regulatory Authority (PEMRA) pursuant to Pakistan Electronic Media Regulatory Authority Ordinance No. XIII, as amended by the Amendment Act 2007. This five-year license allows us to provide mobile TV services to any MNO in Pakistan.

Other services that we operate, including the use of billing subscriptions for various services offered to end users, are subject to regulation. In the United Kingdom, the Independent Committee for the Supervision of Standards of Telephone Information Services (ICSTIS) is the regulatory body for the premium rate telecommunications industry. ICSTIS (www.icstis.org.uk), renamed Phonepay Plus (www.phonepayplus.org.uk), is the industry-funded regulatory body for all premium rate charged telecommunications services. This organization regulates the content and promotion of services through a Code of Practice, investigates complaints, and has the power to fine companies and bar access to services. In addition, it offers free copy advice and guidance to both existing and new service providers. The Eleventh Edition of the Code of Practice took effect on January 4, 2007. For all of our U.K. services falling within this category, we follow the Code of Practice set by ICSTIS/Phonepay Plus.

Competition

We face the following four main types of competitor:

•	Single service competitors in the mobile media space, for example MobiTV competing with our ROK TV service.

•
Mobile aggregators who are regional in scope and limited to mobile/telephony delivery in scale, mainly concentrating on the strict mobile consumer. They are generally limited to second string contents/services, but are well adapted to compete in the emerging mobile media space, albeit in a limited form, by providing an array of services and products that compete with our own.

•
Studios or content/entertainment originators who are looking to distribute directly. These include a large range of individual originators, including games providers, news agencies and music publishers.

•
Cable/broadcaster incumbents in the media industry including organizations such as BSkyB, other cable organizations and even free-to-air broadcasters such as HBO. In the main they aggregate and bundle contents. These competitors are generally aggressive convergence believers, bringing media distribution, Internet provisioning and telecommunications together. Most of the larger competitors have either already added mobile to this list or intend to.

As set forth above, we operate in a highly competitive global market. Many of our competitors have significantly greater financial and other resources than we have. However, given that the size of the worldwide market of mobile phone users reached 3 billion subscribers worldwide in August 2007, and is expected to exceed 4 billion subscribers by the end of 2010, we believe that there is space for a number of smaller product and service providers like us in the mobile phone user market.

Employees

We refer to our employees as associates. As of June 30, 2008 we had 177 associates in total, of whom 162 were full-time associates employed in programming, networking, designing, training, sales/marketing and administration areas.

Organizational History

ROK Entertainment Group Inc. is a Delaware corporation. We were formed originally as a Nevada corporation in April 1987.

On November 14, 2007, we completed a share exchange transaction pursuant to the terms of a Share Exchange Agreement, dated as of April 27, 2007, as amended by Amendment No. 1 thereto dated July 10, 2007, Amendment No. 2 thereto dated as of November 12, 2007, and Amendment No. 3 thereto dated as of November 14, 2007 (as so amended, the Share Exchange Agreement). Under the Share Exchange Agreement, we acquired substantially all of the outstanding ordinary shares of Rok Entertainment Group Limited, a corporation organized under the laws of England and Wales (“ROK”). ROK was founded in May 2004 with the intention to design and develop the technology required to deliver audio-visual content to mobile phones. In November 2007, just prior to the share exchange, ROK completed the acquisition of the share capital of Rok Corporation Limited, a corporation organized under the laws of England and Wales (“RCL”), which was founded in 2002 to create new technology for the delivery and play of gaming devices to mobile phones. Following the share exchange transaction, the existing stockholders of ROK became the majority owners of our company.

Prior the share exchange transaction, we were a non-operating public shell company named Cyberfund, Inc. Following the share exchange transaction, we reincorporated in Delaware, changed our name to ROK Entertainment Group Inc. and continued to carry on the operations of ROK as our sole business. In connection with the name change, we obtained the new ticker symbol ROKE.OB for quotation on the OTC Bulletin Board. For accounting purposes, the share exchange was treated as a recapitalization of ROK with ROK as the acquirer (a reverse acquisition). The historical financial statements prior to November 14, 2007 are those of ROK. As a result of the share exchange, the current operations of our company described in this annual report on Form 10-KSB bear little resemblance to those in our annual report on Form 10-KSB for the year ended December 31, 2006.

The Share Exchange Transaction

Pursuant to the Share Exchange Agreement, we issued 45,956,161 shares of our common stock, par value $.001 per share, in exchange for substantially all the ordinary shares of ROK. At closing, shareholders of ROK received approximately 5.56 shares of our common stock for each ordinary share of ROK in the share exchange transaction. As a result, at closing we issued 45,956,161 shares of our common stock to the former shareholders of ROK, representing 92% of our outstanding common stock following the share exchange transaction, in exchange for the outstanding ordinary shares of ROK. The consideration issued in the share exchange transaction was determined as a result of arm’s-length negotiations between the parties.

In addition, all outstanding stock options issued by ROK prior to the closing of the share exchange transaction to purchase ordinary shares of ROK were amended to become stock options to purchase our common stock on substantially same terms and conditions as those options issued by ROK under its previous option scheme, except that the number of shares issuable upon the exercise of such options was amended to reflect the applicable share exchange ratio. At the closing of the share exchange transaction, these options were amended to become stock options to purchase 6,599,389 shares of our common stock.

On November 10, 2007, prior to the closing of the share exchange transaction, our board of directors and holders of a majority of our shares of common stock adopted and approved a new 2007 Incentive Compensation Plan. The purpose of the 2007 Incentive Compensation Plan is to attract, motivate, retain and reward high-quality executives and other employees, officers, directors, consultants and other persons who provide services to us and our subsidiaries by enabling such persons to acquire or increase a proprietary interest in us. The plan reserves 9,000,000 authorized, unissued shares of common stock for grant awards.

The shares of our common stock issued to the former holders of ROK ordinary shares as part of the share exchange transaction were not registered under the Securities Act of 1933, as amended. These shares may not be sold or offered for sale in the absence of an effective registration statement for the shares under the Securities Act of 1933, as amended, or an applicable exemption from the registration requirements. Certificates evidencing these shares of common stock contain a legend stating the same.

Changes Resulting from Share Exchange Transaction

We carry on ROK’s business as our sole line of business. ROK is based in Wolverhampton, England, and is engaged in the business of delivering audio-visual content to mobile phones. We have relocated our executive offices to those of ROK at ROK House, Kingswood Business Park, Holyhead Road, Albrighton, Wolverhampton, WV7 3AU, United Kingdom. Our telephone number is 011-44-1902-374896, and our website is located at www.rokent.com. The contents of ROK’s website are not part of this current report and should not be relied upon with respect thereto.

Prior to the share exchange transaction, there were no material relationships between us and ROK or any of our respective affiliates, directors or officers, or any associates of the respective officers or directors. All of our pre-share exchange liabilities were extinguished prior to the completion of the share exchange transaction.

Under Oklahoma law, we did not need the approval of our stockholders to complete the share exchange transaction. The share exchange transaction was previously approved by substantially all of the holders of ROK ordinary shares under the Companies Law of England and Wales.

Expansion of Board of Directors; Management

In accordance with our by-laws for filling newly-created board vacancies, Mark G. Hollo and William J. Reilly, existing Cyberfund directors, appointed Jonathan Kendrick and Laurence Alexander, previous directors of ROK, to serve as additional directors of our company effective at the closing of the share exchange transaction. James Kendrick, Lord (Benjamin) Mancroft and Alex Renny were also appointed as directors effective upon compliance by us with the provisions of Section 14(f) of the Securities Exchange Act and Rule 14f-1 under that act.

On November 14, 2007, Jonathan Kendrick was appointed as our Chairman of the Board, Laurence Alexander was appointed as our President and Chief Executive Officer, James Kendrick was appointed as our Chief Operating Officer and Alex Renny was appointed as our Chief Financial Officer. At the same time, Messrs. Hollo and Reilly resigned as officers of our company.

Accounting Treatment; Change of Control

The share exchange transaction is being accounted for as a “reverse acquisition,” since the former shareholders of ROK own a majority of the outstanding shares of our common stock immediately following the transaction. ROK is deemed to be the acquirer in the reverse acquisition and, consequently, the assets and liabilities and the historical operations that are reflected in our financial statements are those of ROK and are recorded at the historical cost basis of ROK. Except as described in the previous paragraphs, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of our company. Further, as a result of the issuance of 45,956,161 shares of our common stock, a change in control of our company occurred on the closing date of the share exchange transaction. We will continue to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, following the share exchange transaction.

Change in Shell Company Status.

As a result of the completion of the share exchange transaction, we ceased being a “shell company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

ITEM 1A     RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following material risks, together with the other information contained in this annual report, before you decide to buy our common stock. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Our operations and business are subject to the risks of an early stage company with limited revenue and a history of operating losses. We have incurred losses since inception, and we have had only nominal revenue. We may not ever become or remain profitable.

Since inception, we have had limited revenue from the sale of our products and services, and we have had losses. Our net losses for the years ended March 31, 2008 and 2007 are $36.555 million and $12.735 million, respectively, and our accumulated deficits as of March 31, 2008 and 2007 are $78.022 million and $41.467 million, respectively. We expect to increase our spending significantly as we continue to expand our infrastructure and our sales and marketing efforts and continue research and development.

We have not been profitable in any year of our operating history and anticipate incurring additional losses into the foreseeable future. We do not know whether or when we will become profitable. Even if we are able to achieve profitability in future periods, we may not be able to sustain or increase our profitability in successive periods. We expect to require additional financing in the future to support our operations. For further information, please review the risk factor “We need to raise additional funds to maintain our current operations and these may not be available, which would require us to curtail our activities significantly, or if available may result in significant dilution.”

We have formulated our business plans and strategies based on certain assumptions regarding the acceptance of our business model and the marketing of our products and services. However, our assessments regarding market size, market share, or market acceptance of our services or a variety of other factors may prove incorrect. Our future success will depend upon many factors, including factors which may be beyond our control or which cannot be predicted at this time.

There is limited operating and financial information to evaluate our historical performance and our future prospects. We face the risks and difficulties of a development-stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. We cannot assure you that we will succeed in addressing any or all of these risks or that our efforts will generate significant revenue or achieve future profitability. Our failure to do so would have an adverse effect on our business, financial condition and operating results.

We need to raise additional funds to maintain our current operations and these may not be available, which would require us to curtail our activities significantly, or if available may result in significant dilution.

Based on our present recurring operating costs and the current level of cash resources available to us, we have an immediate requirement to raise funds. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or, if available at all, on terms attractive to us. If adequate funds are not available, our plans to expand our business would be adversely affected and we could be required to curtail our activities significantly. If such funds are available, their terms may result in a significant level of dilution to our existing stockholders, the funds may be raised at levels below the current “market price” of our shares or, if raised through debt financing, may involve restrictive covenants. Our future cash requirements will depend on many factors, including our ability to successfully market and sell our products, develop new products and establish and leverage our strategic partnerships and reseller relationships. In order to meet our future needs, we expect that we will need to raise further additional funding.

We have a number of outstanding debt obligations that we may not be able to service.

As of March 31, 2008, we owed John Paul DeJoria, a co-founder, $13,120,000 excluding accrued interest which, as of March 31, 2008, totaled approximately $2,264,633. These amounts were lent through a number of promissory notes that begin to mature in March 2009.

As of March 31, 2008, we also owed Jonathan Kendrick, our Chairman and a co-founder, $5,564,521 including accrued interest.

We may not be able to repay these debts to our co-founders or pay the interest due on them on their respective maturity dates.

We also have several outstanding demand notes in the amount of £200,000, or approximately $400,000, which may need to be paid immediately upon any demand received. We have not received to date any demand for immediate repayment for any such demand notes. However, there is a possibility that such notes, which are primarily with our shareholders, co-founders and associated companies, may need to be paid immediately upon any demand received, and we may not have sufficient funds on hand to make such payments when received.

Because mobile media technology is new and evolving, its future growth or ultimate market size is difficult to predict. Our business will not grow or may grow less rapidly if the use of mobile media does not continue to grow.

Our industry is still in the early stages of market acceptance of mobile media products and related services and is subject to rapid and significant technological change. Because of the new and evolving nature of mobile media technology, it is difficult to predict the size of the market, the rate at which the market for our products and services will grow or be accepted, if at all, or whether emerging technologies will render our products and services less competitive or obsolete. If the market for our products and services fails to develop or grows less rapidly than anticipated, our business would be significantly impacted.

If our products and services do not achieve market acceptance, we may not achieve our revenue and earnings goals in the time projected, or at all.

If we are unable to operate our business as contemplated by our business plan or if the assumptions underlying our business model prove to be unfounded, we could fail to achieve our revenue and earnings goals within the time we have projected, or at all, which would have a detrimental effect on our business.

Our operating results will be harmed if we are unable to manage and sustain our growth.

Our business is unproven on a large scale and actual operating margins may be less than expected. If we are unable to scale capacity efficiently, we may fail to achieve expected operating margins, which would have an adverse effect on our operating results.

Our industry is characterized by frequent technological change. If we are unable to adapt our products and develop new products to keep up with these rapid changes, we will not be able to obtain or maintain market share.

The market for our products and services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, heavy competition and frequent new product introductions. If we fail to develop new products or modify or improve existing products in response to these changes in technology, customer demands or industry standards, our products and services could become less competitive or obsolete.

We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in developing or using new technologies, designing new products or enhancing existing products in a timely and cost effective manner. These new technologies or enhancements may not achieve market acceptance. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept. Finally, we may not succeed in adapting our products to new technologies as they emerge.

Our prospective customers often take a long time to evaluate our products and services, and this lengthy and variable sales cycle makes it difficult to predict our operating results.

It is difficult for us to forecast the timing and recognition of revenues from sales of our products and services because our prospective customers often take significant time to evaluate our products and services before purchasing them. The period between initial customer contact and a purchase by a customer may be more than one year. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products and services. Our prospective customers routinely require education regarding the use and benefit of our products and services and this may also lead to delays in receiving customers’ orders.

Because our future business model relies upon strategic partners and resellers, we expect to face risks not faced by companies with only internal sales forces.

We currently sell our products and services through an internal sales force, strategic partners and resellers. We anticipate that strategic partners and resellers will become a larger part of our sales strategy. We may not, however, be successful in forming relationships with qualified partners and resellers. If we fail to attract qualified partners and resellers, we may not be able to expand our sales network, which may have an adverse effect on our ability to generate revenues. Our reliance on partners and resellers involves several risks, including the following:

•	we may not be able to adequately train our partners and resellers to sell and service our products and services;

•	they may emphasize competitors’ products and services or decline to carry our products and services; and

•	channel conflict may arise between other third parties and/or our internal sales staff.

Difficulty in developing and maintaining relationships with third party manufacturers, suppliers and service providers could adversely affect our ability to deliver our products and meet our customers’ demands.

We rely on third parties to manufacture and supply parts and components for some of our products. Our strategy to rely on third party manufacturers, suppliers and service providers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity, the unavailability of certain parts and components used in our products and reduced control over delivery schedules, quality and costs. For example, we do not generally maintain a significant inventory of parts or components, but rely on suppliers to deliver necessary parts and components to third party manufacturers, in a timely manner, based on our forecasts. If delivery of our products and services to our customers is interrupted, or if our products experience quality problems, our ability to meet customer demands would be harmed, causing a loss of revenue and harm to our reputation. Increased costs, transition difficulties and lead times involved in developing additional or new third party relationships could adversely affect our ability to deliver our products and meet our customers’ demands and harm our business.

Reductions in hardware costs will likely decrease hardware pricing to our customers and would reduce our per unit revenue.

Our product pricing include standard percentage markups over our cost of product components. As such, any decrease in our costs to acquire such components from third parties will likely be reflected as a decrease in our hardware pricing to our customers. Therefore, reductions in such hardware costs could potentially reduce our revenues.

We may experience fluctuations in our quarterly operating results.

We may experience variability in our total sales on a quarterly basis as a result of many factors, including the condition of the industry in general, shifts in demand for software and hardware products and services, technological changes and industry announcements of new products and upgrades, absence of long-term commitments from customers, timing and variable lead-times of customer orders, delays in or cancellations of customer orders, effectiveness in managing our operations and changes in economic conditions in general. We may not consider it prudent to adjust our spending levels on the same timeframe; therefore, if total sales decline for a given quarter, our operating results may be materially adversely affected. As a result of the potential fluctuations in our quarterly operating results, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. Further, it is possible that in future quarters our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially adversely affected.

We may have difficulty managing growth in our operations as a result of limited management personnel and resources.

We continue to undergo rapid change in the scope and breadth of our operations as the development and commercialization of our mobile media products and services advances. Such rapid change is likely to place a significant strain on our senior management team and other resources. We will be required to make significant investments in our technology, logistics, financial and management information systems and to motivate and effectively manage our employees. Our business, prospects, results of operations and financial condition could be harmed if we encounter difficulties in effectively managing the process of implementing such changes.

Our future success depends on key personnel and our ability to attract and retain additional personnel.

Our business plan requires us to hire a number of qualified personnel, as well as retain our current key management employees. Our key personnel include:

•	Jonathan Kendrick, our Chairman of the Board;

•	Laurence Alexander, our Chief Executive Officer and a director;

•	Alex Renny, our Chief Financial Officer, Treasurer, Secretary and a director;

•	James Kendrick, our Chief Operating Officer and a director;

•	Jeremy Boswell, our Chief Technology Officer;

•	Bruce Renny, our Chief Marketing Officer;

•	Peter Boswell, our Chief Sales Officer; and

•	Stuart Furnival, our Chief Global Accounts Officer.

If we fail to retain our key personnel or to attract, retain and motivate other qualified employees, our ability to maintain and develop our business may be adversely affected. Our future success depends significantly on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. The loss of the services of our key employees could harm our business. We may in the future be unable to retain our employees or to attract, assimilate and retain other highly qualified employees who could migrate to other employers who offer competitive or superior compensation packages.

We have grown, and may continue to grow, through acquisitions that give rise to unique risks and challenges that could adversely affect our future financial results.

We have in the past acquired, and we expect to acquire in the future, other businesses, products and technologies. Acquisitions involve a number of special risks and challenges, including:

•
complexity, time and costs associated with the integration of acquired business operations, workforce, products and technologies into our existing business, sales force, employee base, product lines and technology;

•	diversion of management time and attention from our existing business and other business opportunities;

•	loss or termination of employees, including costs associated with the termination or replacement of those employees;

•	assumption of debt or other liabilities of the acquired business, including litigation related to alleged liabilities of the acquired business;

•	the incurrence of acquisition-related debt, as well as increased expenses and working capital requirements;

•	dilution of stock ownership of existing stockholders, or earnings per share;

•	increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act;

•
substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization of intangible assets and stock-based compensation expense; and

•	integrating acquired businesses has been and will continue to be a complex, time-consuming and expensive process, and can impact the effectiveness of our internal controls over financial reporting.

If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or undergo other adverse effects that we currently do not foresee. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests, and may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions.

Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions. In addition, because acquisitions of technology companies are inherently risky, we cannot assure you that our previous or future acquisitions will be successful and will not adversely affect our business, operating results or financial condition.

Our European and other international operations involve risks, including coordination of resources across borders, potential political changes, changing government regulations and local economic conditions, that could increase our expenses, adversely affect our operating results and require increased time and attention of our management.

We derive a substantial majority of our revenues from customers located outside of the United States, and we have significant operations outside of the United States, including research and development, sales and customer support. We plan to expand our international operations, but such expansion is contingent upon the financial performance of our existing international operations, as well as our identification of growth opportunities. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

•	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights;

•	requirements of foreign laws and other governmental controls, including trade and labor restrictions and related laws that reduce the flexibility of our business operations;

•	regulations or restrictions on the use of our products and services, or the use and retention of customers’ data;

•
central bank and other restrictions on our ability to repatriate cash from our international subsidiaries or to exchange cash in international subsidiaries into cash available for use in the United States;

•
fluctuations in currency exchange rates, economic instability and inflation in the United States and elsewhere that could make our products and services more expensive in certain countries or reduce our operating margins;

•	limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	difficulties in staffing, managing and operating our international operations;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	seasonal reductions in business activity in the summer months in Europe and in other periods in other countries;

•	costs and delays associated with developing software and doing business in multiple languages; and

•	political unrest, war or terrorism.

A significant majority of our transactions are effected outside of the United States and are denominated in foreign currencies, which subjects us to foreign currency exchange risk.

A significant majority of our revenues are earned outside of the United States and collected in local currencies. In addition, we generally pay operating expenses in local currencies. As a result, we are at risk from exchange rate fluctuations between such local currencies, the British pound and the U.S. dollar. Exchange rate fluctuations have been substantial in many parts of the world in the last year and there can be no assurance that we will not be adversely impacted by such fluctuations. We do not conduct any foreign exchange hedging activities to protect against those risks at the present time, but intend to do so in the future.

We compete with other companies that have more resources, which puts us at a competitive disadvantage.

If we are not able to compete effectively with existing or new competitors, we may lose our competitive position, which may result in fewer customer orders and loss of market share or which may require us to lower our prices, reducing our profit margins. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than our company. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products and services than our company.

We expect competitors to continue to improve their performance and to introduce new products, services and technologies. Successful new product introductions or enhancements by our competitors could reduce the sales and market acceptance of our products and services, cause intense price competition or make our products and services obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. If we do not have sufficient resources to make these investments or are unable to make the technological advances necessary to be competitive, our competitive position will suffer. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business.

Our ability to succeed depends on our ability to protect our intellectual property, and if any third parties make unauthorized use of our intellectual property, or if our intellectual property rights are successfully challenged, our competitive position and business could suffer.

Our success and ability to compete depends substantially on our proprietary technologies. We regard our patent applications, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and we rely on patent, trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers and others to protect our proprietary rights. Despite our precautions, unauthorized third parties might copy certain portions of our software or reverse engineer and use information that we regard as proprietary. We have been granted certain patents, but these may be successfully challenged by others or invalidated. In addition we have applied for other patents but cannot assure you that they will be granted, and even if they are granted they may be successfully challenged by others or invalidated. In addition, any patents granted or that may be granted to us may not provide us a significant competitive advantage. We have been granted certain trademarks, but they could be challenged in the future. If future trademark registrations are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third party owners, which might not be possible on commercially reasonable terms or at all. If we fail to protect or enforce our intellectual property rights successfully, our competitive position could suffer. We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and may lose competitive position in the market. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

Our industry is characterized by frequent intellectual property litigation, and we could face claims of infringement by others in our industry. Such claims are costly and add uncertainty to our business strategy.

We could be subject to claims of infringement of third party intellectual property rights, which could result in significant expense and could ultimately result in the loss of our intellectual property rights. Our industry is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. From time to time, third parties may assert patent, copyright, trademark or other intellectual property rights to technologies that are important to our business. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our industry of which we are not aware. We may in the future receive notices of claims that our products infringe or may infringe intellectual property rights of third parties. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. If any such litigation resulted in an adverse ruling, we could be required to:

•	pay substantial damages;

•	cease the manufacture, use or sale of infringing products or services;

•	discontinue the use of certain technology; or

•	obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available on reasonable terms or at all.

In the countries where we operate, we are subject to applicable rules on data privacy. If our security measures protecting our customers’ data fail, we may be subject to claims based on such failure.

It is likely that our software could be subject to security risks as it is deployed in the field. To reduce this risk, we have implemented security measures to protect our system and our customers’ data delivered by us. If these security measures fail, unauthorized access to our customers’ data could result in claims based on such failure, adversely affecting our business and financial condition. We are also subject to rules on data privacy in the countries that we do business, particularly in the European Union. If we fail to adequately safeguard our customer’s data in accordance with applicable data privacy rules, we may be subject to government sanctions that would adversely affect our business and operations.

United States civil liabilities may not be enforceable against us.

Substantially all of our directors and executive officers and certain of the experts named in this report are not residents of the United States and virtually all of the assets of these persons and virtually all of our assets are located outside the United States. As a result, it may not be possible for you to serve summons and complaints within the United States upon these persons or upon us. Similarly, it may not be possible to enforce in U.S. courts, against such persons or against us, judgments of the U.S. courts based upon civil liability provisions of the U.S. federal or state securities laws. In addition, it may be difficult in English courts for you, in original suits or in suits for the enforcement of judgments of U.S. courts, to enforce certain civil liabilities based upon U.S. federal or state securities laws against us or our directors or executive officers, or our experts.

Risks Related to Our Securities

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions. Commencing with the year ending March 31, 2009, a report by our independent registered public accounting firm addressing management's assessment of internal control over financial reporting may be required.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain effective internal controls could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price. Although we intend to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Our management concluded that as of March 31, 2008 in the initial presentation of our financial statements we did not maintain effective controls over the preparation, review and presentation and disclosure of our consolidated financial statements in accordance with US GAAP given this was the first time our team had prepared financial statements in this format of a 10-KSB. Specifically, there were adjustments required by the auditors so that our financial statements complied with U.S. generally accepted accounting principles and our management determined that this control deficiency constituted a material weakness in our internal control over financial reporting.

There are additional requirements and costs associated with being a public company which may prove to be burdensome, especially for a smaller public company.

As a result of our recent share exchange transaction, ROK became our wholly-owned subsidiary and, accordingly, became subject to the information and reporting requirements of the U.S. securities laws, including the Sarbanes-Oxley Act. The U.S. securities laws require, among other things, review, audit and public reporting of our financial results, business activities, adequacy of controls and other matters. We cannot assure you that we will be able to comply with all of these requirements. Our cost of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause ROK’s expenses to be higher than they would be if it had remained privately-held and the share exchange transaction had not been completed. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional consultants and professionals. Our failure to comply with U.S. securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our securities and the ability of our stockholders to resell their securities.

Because we became public through a share exchange transaction (or reverse acquisition), we are subject to additional risks such as not being able to attract the attention of major brokerage firms.

Additional risks are associated with ROK becoming public through a share exchange transaction (or reverse acquisition). For example, security analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any public offerings on our behalf in the future. In addition, there may exist contingent liabilities from our pre-share exchange public company history that we are not aware of and that may surface in the future. If any such contingent liabilities were to surface, they may be difficult or expensive to resolve and could have an adverse effect on our stock price.

Our common stock may be considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may be below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares. In addition, since our common stock is quoted on the OTC Bulletin Board, our stockholders may find it difficult to obtain accurate quotations of our common stock and may find few buyers to purchase the stock or a lack of market makers to support the stock price.

There has been limited trading of our common stock following our share exchange transaction and a meaningful trading market for our common stock has not yet developed.

There has been limited trading of our common stock following the share exchange transaction. Our common stock is quoted on the OTC Bulletin Board, but a meaningful trading market for our common stock has not developed yet. The price quoted for our common stock on the OTC Bulletin Board may not be the price at which unaffiliated purchasers would be willing to purchase our common stock.

A significant number of the shares of our common stock are not eligible for sale, and their sale when they become eligible for sale could depress the market price of our common stock.

Sales of a significant number of shares of common stock in the public market could harm the market price of our common stock. We issued 45,956,161 shares of common stock in our share exchange transaction. The shares issued in the share exchange are restricted under federal securities laws. In addition, some of these shares are subject to lock-up agreements restricting their sale for a period of time. These shares will generally be salable (subject to any applicable lock-up agreements) under Rule 144 of the Securities Act of 1933, as amended. Sales of common stock either pursuant to a registration statement or Rule 144 are likely to have a depressive effect on the market of our common stock.

We may engage in additional financing that could lead to dilution of existing stockholders and may be at a below-market price.

ROK has relied on equity and debt financing to carry on its business to date, which has consisted primarily of product development, the negotiation of strategic alliances and marketing activities. Any future financings by us may result in substantial dilution of the holdings of existing stockholders, may be at a below-market price and could have a negative impact on the market price of our common stock. Furthermore, we cannot assure you that such future financings will be possible.

Our co-founders, officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our executive officers, directors and ROK’s co-founders beneficially own approximately 48.9% of our outstanding voting securities. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

Our board of directors is controlled by our management and lacks independence.

Our board of directors includes only one independent director. Accordingly, our management effectively controls our board of directors and our board lacks independence.

Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against a director.

Our certificate of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our certificate of incorporation and bylaws may provide for mandatory indemnification of directors and officers to the fullest extent permitted by governing state law.

We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

●   adverse economic conditions,

●   inability to raise sufficient additional capital to operate our business,

●   unexpected costs, lower than expected sales and revenues, and operating defects,

●   adverse results of any legal proceedings,

●   the volatility of our operating results and financial condition,

●   inability to attract or retain qualified senior management personnel, and

●   other specific risks that may be referred to in this report.

All statements, other than statements of historical facts, included in this current report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from its expectations under “Risk Factors” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this current report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See “Risk Factors” for a more detailed discussion of risks and uncertainties that may have an impact on our future results.

ITEM 2  DESCRIPTION OF PROPERTY

We conduct our principal operations in a leased facility located at Rok House, Kingswood Business Park, Holyhead Road, Albrighton, Wolverhampton, WV7 3AU, England. We occupy 4,878 square feet of space under a lease with an annual rental rate of £40,000 (approximately $80,000) that expires in September 2013. We also lease 1,985, 1,398 and 1,180 square feet of space in London, England, 3,138 square feet of space in Llandow, South Wales, 300 square feet of space in Gloucestershire, England, and 1,522 square feet of space in Lancaster, England. We pay £30,090 (approximately $60,180), £46,742 (approximately $93,484), £25,164 (approximately $50,328), £34,518 (approximately $69,036), £7,905 (approximately $15,810) and £15,000 (approximately $30,000), respectively, in annual rent under these leases, which expire in May 2012, September 2009, August 2009, July 2009, August 2008 and February 2012, respectively. Our Chinese subsidiaries are located in Beijing, and occupy a 2,852 square feet building at a cost of $33,826 on an annually renewable lease each August. On the acquisition of Fun Little Movies Inc. we acquired office space of 640 square feet, in Burbank, California, at an annual cost of $13,440 on a monthly lease and on the acquisition of Geniem Oy we acquired office space of 1,657 square feet, in Tampere, Finland, at an annual cost of $26,500 on a monthly lease. Until Rock Group plc entered administration on May 8, 2008, we also had a mortgage on the freehold property in Warwick, England, this property has 22,000 square feet of office, assembly and storage space, we paid £134,400 (approximately $268,800) annually and was due to expire in 2012. We are currently considering occupying a leased facility in California, but no commitment has yet been given in respect of any property.

ITEM 3  LEGAL PROCEEDINGS

Except for routine litigation incidental to the business, we were not party to any pending legal proceedings, nor are we aware of any contemplated or pending material legal proceeding against us. Although we cannot predict the outcome of routine litigation incidental to the business with certainty, our management does not believe that the disposition of these ordinary-course matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended March 31, 2008.

PART II
ITEM 5     MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALLBUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “ROKE” since December 31, 2007 and, prior to that, under the symbol “CYFD.” The following table sets forth the approximate high and low sales price for our common stock for the period indicated as reported by the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Year ended March 31,
	2008		2007
Quarter	High	Low	High	Low
First	*	*	*	*
Second	*	*	*	*
Third	*	*	*	*
Fourth	$28.00	$18.00	*	*
Third (November 14, 2007 to December 31, 2007)	$20.00	$18.00

* this data is not included as it is not currently available and would be misleading given the changes in our company resulting from the November 14, 2007 reverse merger transaction.

For the period from April 1, 2008 to June 30, 2008, the high and low closing prices for our common stock were $28.00 and $20.00, respectively. On June 30, 2008, the closing price of our common stock, as reported by the OTC Bulletin Board, was $20.50 per share.

The market information for the fiscal year ended March 31, 2008 begins on November 14, 2007 following the closing date of our reverse merger transaction. Prior to such time, pricing information related only to Cyberfund, Inc.

Holders

As of June 30, 2008, we had 567 shareholders of record and an estimate of approximately 500 beneficial owners. However, we believe that there may be significantly more or less beneficial holders of our common stock as many beneficial holders hold their stock in “street name” and we are unaware of the beneficial ownership relationships of our shareholders and so some shareholders may be holding shares on behalf of another person or entity.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to operate and expand our business, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities other than as reported in prior reports on Form 10-KSB, 10-QSB or 8-K. In addition, see Item 1, Description of Business - Organizational History, for information concerning our November 2007 share exchange transaction.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock in the fourth quarter of the fiscal year ended March 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in Item 11 for information regarding securities authorized for issuance under our equity compensation plans.

ITEM 6  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this report. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

On November 14, 2007, we completed a share exchange transaction pursuant to which we acquired substantially all the outstanding ordinary shares of Rok Entertainment Group Limited, a corporation organized under the laws of England and Wales. ROK designs and develops technology to deliver audio-visual content to mobile phones, including delivery of games, television feeds, recorded entertainment and other programming. As a result of the share exchange transaction, ROK became our subsidiary, with ROK’s former shareholders acquiring a majority of the outstanding shares of our common stock. Effective December 31, 2007, we changed our corporate name to ROK Entertainment Group Inc. from Cyberfund, Inc. We accomplished this by reincorporating Cyberfund Inc. in the State of Delaware from Oklahoma through a merger of Cyberfund Inc. with and into a newly-formed Delaware subsidiary known as “ROK Entertainment Group Inc.” At the effective time of the reincorporation, ROK Entertainment Group Inc. became the surviving company of the merger, as well as the registrant for public reporting purposes under the federal securities laws, and its certificate of incorporation and by-laws became our certificate of incorporation and by-laws. In connection with our corporate name change, our trading symbol was changed to ROKE on the OTC Bulletin Board.

Since our future business will be that of ROK, the information in this report is that of ROK as if ROK had been the registrant for all the periods presented in this report and this report includes those of ROK prior to the share exchange transaction, as these provide the most relevant information for us on a continuing basis.

Since ROK’s inception in 2002, substantially all of the effort has been focused on planning, research and development activities and raising capital. In the five years to 2007, it successfully launched worldwide live TV and audio/video on demand services for mobile phone users.

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

Up to the current reporting period, we have been engaged in development and testing of products and services and, to the start of this period, revenues have been nominal. We have incurred operational losses for all historic periods, including this reporting one. We have financed our activities to date through the proceeds from sales of our common stock in private placement financings and from funding provided by ROK’s co-founders, Jonathan Kendrick, who is our Chairman, and John Paul DeJoria.

The global market for mobile devices went through 3 billion devices in the third quarter of calendar year 2007 and is expected to pass 4 billion devices before the end of calendar year 2010. We believe that the engines for growth are not the developed world – the last 1 billion mobile device owners have come primarily from Eastern Europe, China, South and Central America, North America and India. We, along with most industry analysts, expect that the next billion will mainly come from the Far East, particularly China and India. China and India are achieving net subscriber additions at the rate of in excess of 6 million a month each. We intend to concentrate our distribution to these growth markets, which we believe are best exploited by our current technology. Our short term strategy is to quickly establish as much market presence as we can, followed by heavy cross selling of products and services to make us “sticky” with consumers and our local marketing partners in each of the territories.

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

Content acquisition and ownership are an integral part of our “ROK TV” experience. We believe that these are likely to be the main long term competitive advantages that we enjoy in the market. Therefore, we cannot ignore the upstream content elements, and content acquisition is a high profile function in our company. As part of this, we hold partial ownership in Rok Motion Limited, a UK film production company that makes unique content suitable for the Internet and mobile distribution, having recently acquired 51% of Fun Little Movies Inc., a U.S. company that creates and also owns a growing catalog of short films, and are negotiating acquisition terms with other similar producers with the intention of expanding the catalog portfolio. Ultimately, we expect that these content sourcing functions will become a significant contributor to future revenues and earnings.

Earlier in 2007, we also acquired control of Blubox Software Limited which is now actively selling our Blubox software solution.

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

We have also entered into an agreement with a handset manufacturer and are now selling ODM handsets to retailers and carriers. ODM handsets are those that are not branded by major handset manufacturers and can therefore carry other powerful marketing brands. We intend to add value by embedding content and services onto these handsets so that the end user consumer can access our products/services. To carriers the value of doing this is seen in increased average revenue per user (ARPU is an industry metric of consumer spend) and reduced churn (the number of subscribers leaving a carrier’s service each month – a function of longevity of subscriber and therefore also average costs of acquisition).

We currently have corporate operations in the United Kingdom, the Peoples Republic of China, the United States and South Africa which are all active, and joint ventures in Russia, Brazil and Pakistan which are all anticipated to generate revenues by March 31, 2009.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included under Item 7 of Part II of this report.

Results of Operations - Year Ended March 31, 2008 Compared to Year Ended March 31, 2007

The share exchange transaction is being accounted for as a “reverse acquisition,” since the former shareholders of ROK own a majority of the outstanding shares of our common stock immediately following the transaction. ROK is deemed to be the acquirer in the reverse acquisition and, consequently, the assets and liabilities and the historical operations that are reflected in our financial statements are those of ROK and are recorded at the historical cost basis of ROK. The amounts presented for 2007 are unaudited pro-forma results of Rok Entertainment Group, Limited and Rok Corporation Limited. Audited financial statements of these separate companies were filed as part of our current report on Form 8-K filed on November 20, 2007. Rok Entertainment Group Limited and Rok Corporation Limited merged in November 2007 prior to the date of the reverse merger with Cyberfund.

Sales

Our sales were $14.585 million for the fiscal year ended March 31, 2008, an increase of $10.381 million, or 247%, as compared to $4.204 million for the fiscal year ended March 31, 2007. This increase in revenues reflects continuing increases in our subscriber and user numbers and the resultant provision of content and entertainment services, the commencement of invoicing of non-branded hardware (cell phone handsets), sales of high specification laptop computers developed specifically for specialist gaming solutions, sales of our Blubox image compression system and Power Pressed system and Geniem’s Java based ‘On device portals’. We supplied a license at a charge of $2 million to enable the use of its software and the first sales of a number of mobile applications and software solutions including Ansa, Rok Comics, and Fonepark were achieved. Sales of the non-branded hardware (cell phone handsets) amounted to $7.957 million and were at low margins. The low margins are part of our medium to long term strategy as these hardware sales are intended to provide the foundation for us to sell our complete portfolio of software and mobile products to the users of the hardware that we have supplied in a number of rapidly developing markets in Eastern Europe, India and the Far East.

Operating expenses

Total operating costs amounted to $52.639 million for the fiscal year ended March 31, 2008, an increase of $35.535 million, or 208%, as compared to $17.104 million for the fiscal year ended March 31, 2007. The substantial majority of this increase resulted from an increased charge for stock-based compensation which was $15.052 million for the fiscal year ended March 31, 2008, an increase of $13.657 million, or 979%, as compared to $1.395 million for the fiscal year ended March 31, 2007. Total operating expenses include the following major components:

Content and distribution

Content and distribution costs were $11.681 million (inclusive of costs of handsets) for the fiscal year ended March 31, 2008, an increase of $9.018 million, or 339%, as compared to $2.663 million for the fiscal year ended March 31, 2007. Content and distribution costs generally increased in line with sales in the fiscal year ended March 31, 2008 compared to the fiscal year ended March 31, 2007 but the higher incidence of costs emanates from the increase of high cost high volume handset sales which accounted for $7.864 million in the fiscal year ended March 31, 2008.

Product development

Product development expenses amounted to $10.485 million for the fiscal year ended March 31, 2008, an increase of $5.049 million, or 93%, as compared to $5.436 million for the fiscal year ended March 31, 2007. This confirms our commitment to continue to develop leading edge content and entertainment services to further expand our product portfolio.

Labor and related expenses were the most significant overhead cost in the product development expenses category and amounted to $8.625 million for the fiscal year ended March 31, 2008, an increase of $4.325 million, or 101%, over the $4.300 million charge for the fiscal year ended March 31, 2007. This is by far the most substantial cost element of product development costs and reflects our continuing recruitment of specialist technical development staff to maintain the leading edge properties of our product portfolio. We increased the number of such developers in the fiscal year ended March 31, 2008. This category also includes a charge for stock based compensation of $1.175 million for the fiscal year ended March 31, 2008 an increase of $1.065 million or 963% over the $0.110 million charge for the fiscal year ended March 31 2007

Sales and marketing expenses

Sales and marketing expenses amounted to $14.503 million for the fiscal year ended March 31, 2008, an increase of $8.938 million, or 161%, as compared to $5.565 million for the fiscal year ended March 31, 2007. The total sales and marketing expense amounts include the following major components:

Labor and related expenses totaled $1.198 million for the fiscal year ended March 31, 2008, an increase of $0.601 million, or 101%, over labor and related expenses of $0.597 million for the fiscal year ended March 31, 2007. This was due primarily to continued increases in staffing levels as we focus our efforts in monetizing the product portfolio that we have developed over our period of research and development which commenced in 2002. Not all members of our senior management team have taken all of their salaries, but the full amount of such salaries has been accrued for in the accounts. The increase in headcount includes the addition of three new specialist marketing members of our senior management team.

Marketing consultancy costs amounted to $1.526 million for the fiscal year ended March 31, 2008 an increase of $0.437 million, or 40%, as compared to $1.089 million for the fiscal year ended March 31, 2007, this being due to focus on the promotion of developed products and the concentration in this area of the sales effort.

This category also includes stock-based compensation of $8.428 million for the fiscal year ended March 31, 2008 an increase of $7.334 million, or 670%, over the $1.094 million charge for the fiscal year ended March 31, 2007.

General and administrative expenses

General and administrative expenses amounted to $12.006 million for the fiscal year ended March 31, 2008, an increase of $9.110 million, or 315%, as compared to $2.896 million for the fiscal year ended March 31, 2007. This reflects the increase in the administrative structure that we require to support the global roll out of our products. The total general and administrative expense amounts include the following major components:

Labor and related expenses were $2.156 million for the fiscal year ended March 31, 2008, an increase of $1.081 million, or 101%, as compared to $1.075 million for the fiscal year ended March 31, 2007. This increase reflects our policy of providing the necessary executive and administrative support to facilitate the global roll out of our products, adding senior executives with the relevant expertise and experience to our board of directors to control such expansion. New employees were also recruited for the finance and IT support functions during the fiscal year ended March 31, 2008 leading to an increased headcount of ten, over the period, in these areas.

Other significant comparative increases were consultancy, legal and professional fees, audit fees and brokers fees with a charge of $1.300 million for the fiscal year ended March 31, 2008, an increase of $0.801 million, or 161%, as compared to $0.499 million for the fiscal year ended March 31, 2008. All of these increased costs reflect our continued expansion, growth and regulatory compliance.

Bad debts of $1.684 million were written off or provided for during the fiscal year ended March 31, 2008, while no provision or write off was made in the fiscal year ended March 31, 2007. These amounts relate to advances made to acquisitions and subsidiaries and we concluded that it was prudent to provide against these amounts as the businesses involved are at an early stage of their development and their future as successful subsidiaries cannot be guaranteed at this stage.

This category also includes stock-based compensation of $5.449 million for the fiscal year ended March 31, 2008 an increase of $5.259 million, or 2768%, over the $0.190 million charge for the fiscal year ended March 31, 2007.

Depreciation and amortization

Depreciation and amortization expense was $0.564 million for the fiscal year ended March 31, 2008, an increase of $0.212 million, or 60%, as compared to $0.352 million for the fiscal year ended March 31, 2007.

Fun Little Movies acquisition

We acquired Fun Little Movies Inc. in the fiscal year ended March 31, 2008 and the net consideration of $0.967 million was charged to the income statement. The acquisition cost of Fun Little Movies was expensed as the company was a development stage company with minimal assets and no prior sales.

Goodwill impairment

The majority of the goodwill impairment arises from our acquisition of Eikon Group Limited which entered administration in April 2008. As such, the full balance of goodwill that was recognized upon the transaction was deemed to be impaired at March 31, 2008.

License fee payable to related party

The amount payable to John Paul DeJoria for the use of the DeJoria name by Rok Diamonds Limited was $0.471 million and $0.192 million for the fiscal years ended March 31, 2008 and 2007, respectively, an increase of $0.279 million, or 145%.

Interest expense and income

Interest expense incurred for the fiscal year ended March 31, 2008 amounted to $1.592 million, an increase of $0.609 million, or 62%, as compared to $0.983 million for the fiscal year ended March 31, 2007. Interest income contributed $0.013 million for the fiscal year ended March 31, 2008 as compared to no contribution for the fiscal year ended March 31, 2007.

Operating loss before taxation was $39.150 million for the fiscal year ended March 31, 2008, an increase of $25.459 million, as compared to a loss of $13.691 million for the fiscal year ended March 31, 2007. This is due to all the factors discussed above.

Due to the innovation of our developed product portfolio, we claim research and development tax credits in the United Kingdom which contribute $1.135 million for the fiscal year ended March 31, 2008 and $1.036 million for the fiscal year ended March 31, 2007 to the net income tax benefit of $1.134 million and $1.035 million for the year ended March 31, 2008 and 2007, respectively.

The above figures, after adjustment for foreign currency translation and amounts due from/to minorities, produced a comprehensive loss of $35.326 million for the fiscal year ended March 31, 2008 compared to $15.831 million for the fiscal year ended March 31, 2007. The loss for the period was a result of the increases in our operating expenses incurred as a result of our full preparation, from board level down, for the global roll out of our developed product portfolio and our additional new product lines, in advance of the substantial increases in revenue anticipated in our corporate plan.

Liquidity and Capital Resources

Our financial statements were prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had $1,623 million in cash and cash equivalents at March 31, 2008. Our working capital is not sufficient to fund our plan of operations for the next 12 months. We intend to raise additional capital to fund our plan of operations, but we cannot assure you that we will be able to raise sufficient additional capital as needed to execute our business plan.

Net Cash Used in Operating Activities

We still do not currently generate positive cash flow. As of March 31, 2008, we had an accumulated deficit of $78.022 million. The cash flow used in operating activities was $16.022 million and $6.028 million for the fiscal years ended March 31, 2008 and 2007, respectively. The increase was primarily due to the increased net loss in the year.

Net Cash Used in Investing Activities

We used $.556 million and $.091 million in the fiscal years ended March 31, 2008 and 2007, respectively, to acquire equipment.

Net Cash Provided by Financing Activities

We have financed our operations primarily from sales of common stock and the issuance of notes payable to investors. For the fiscal years ended March 31, 2008 and 2007 we generated $17.211 million and $3.614 million, respectively, from financing activities. We anticipate that the financing required for future operations will derive from further sales of our stock.

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

Our capital requirements may vary depending upon the timing and the success of the implementation of our business plan, regulatory, technological and competitive developments, or if:

•	significant sales of our products are not achieved or are delayed,

•	operating losses exceed our expectations,

•	our operating and development costs or estimates prove to be inaccurate, or

•	we acquire, license or develop additional technologies.

We cannot, however, assure you that our efforts to implement our business strategy will:

•	be attainable,

•	be profitable,

•	reduce our reliance upon financing transactions, or

•	enable us to continue operations.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. We have not generated positive earnings since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. At March 31, 2008, our company has accumulated losses of $78.022 million since inception, we currently do not have sufficient funds to continue our planned operations for the foreseeable future and we are currently raising additional funds for our operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Contractual Obligations

Operating and Capital Leases

We conduct our principal operations in a leased facility located at Rok House, Kingswood Business Park, Holyhead Road, Albrighton, Wolverhampton, WV7 3AU, England. We occupy 4,878 square feet of space under a lease with an annual rental rate of £40,000 (approximately $80,000) that expires in September 2013. We also lease 1,985, 1,398 and 1,180 square feet of space in London, England, 3,138 square feet of space in Llandow, South Wales, 300 square feet of space in Gloucestershire, England, and 1,522 square feet of space in Lancaster, England. We pay £30,090 (approximately $60,180), £46,742 (approximately $93,484), £25,164 (approximately $50,328), £34,518 (approximately $69,036), £7,905 (approximately $15,810) and £15,000 (approximately $30,000), respectively, in annual rent under these leases, which expire in May 2012, September 2009, August 2009, July 2009, August 2008 and February 2012, respectively. Our Chinese subsidiaries are located in Beijing, and occupy a 2,852 square feet building at a cost of $33,826 on an annually renewable lease each August. On the acquisition of Fun Little Movies Inc we acquired office space of 640 square feet,in Burbank, California, at an annual cost of $13,440 on a monthly lease and on the acquisition of Geniem Oy we acquired office space of 1,657 square feet, in Tampere, Finland, at an annual cost of $26,500 on a monthly lease. Until Rock Group plc entered administration on May 8, 2008, we also had a mortgage on the freehold property in Warwick, England, this property has 22,000 square feet of office, assembly and storage space, we paid £134,400 (approximately $268,800) annually and was due to expire in 2012. We are currently considering occupying a leased facility in California, but no commitment has yet been given in respect of any property.

We currently hold two capital leases for assets that were purchased in May 2006: a Mercedes Maybach car costing £190,000 (approximately $380,000) and computer equipment kit costing £62,427 (approximately $124,854). We pay £4,347 (approximately $8,694) per month for the Mercedes Maybach and £1,734 (approximately $3,468) per month for the computer equipment. These leases will expire in April 2011 and April 2009, respectively. In addition, we pay £713 (approximately $1,426) a month for operating leases for two Volkswagen Golf cars which commenced in July 2007 and will expire in June 2009. Until Rock Group plc entered administration on May 8, 2008, we also paid £833 (approximately $1,666) a month for the capital lease of a Porsche car which will expire in September 2010.

The following table summarizes our obligations under contractual agreements as of March 31, 2008 and the time frame within which payments on such obligations are due.

	Payment Due by Period
	( in thousands of dollars)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Capital Lease Obligations	$416	$166	$241	$9	$—
Operating Lease Obligations	834	307	292	195	40
Total	$1,250	$473	$533	$204	$40

Based on our working capital position at March 31, 2008, we believe we do not have sufficient working capital to meet our current contractual obligations.

Impact of Inflation

We expect to be able to pass inflationary increases for content and other costs on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Seasonality

Although our operating history is limited, we do not believe our products and services are seasonal with the exception of handset sales which are higher over the Christmas period.

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

A description of significant accounting polices that require us to make estimates and assumptions in the preparation of our consolidated financial statements are as follows:

Financial statements

The carrying amounts for all financial instruments approximate fair value. The carry amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of long-term debt and deferred liabilities retirement benefits approximates the carrying amounts based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk.

Principles of consolidation

The consolidated financial statements include the accounts of our Company and our wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Services and other

Software services revenue is recognized as and when services are performed with any maintenance and support revenues being recognized ratably over the term of the contract, which is typically one to three years. In situations where PCS is included during the first year of the license and such support is insignificant and upgrades/enhancements are not provided, the revenue attributable to PCS is recognized upon shipment or customer acceptance of the software license.  In situations where PCS is included during the first year of the license and such support is significant and upgrades/enhancements are frequent, the revenue attributable to PCS is recognized ratably over the support period based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for arrangements with significant PCS, all revenue is deferred and recognized ratably over the support period.

2. Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, we consider all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. Some risk of loss is incurred when cash balances exceed federally reserved limits.

3. Accounts receivable

Accounts receivable are unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. We perform credit evaluations of our customers’ financial condition on an as-needed basis and generally require no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectibility. Interest is not charged on past due accounts. In addition, an allowance is provided for other accounts when a significant pattern of uncollectibility has occurred based on historical experience and management’s evaluation of accounts receivable. When all collection efforts have been exhausted, the account is written off against the related allowance. The allowance for doubtful accounts was $.220 million and $0 at March 31, 2008 and 2007, respectively.

4. Inventories

Inventories consist principally of component parts which are valued at the lower of cost and net realizable value (using the first-in, first-out method). There were no inventory reserves at March 31, 2008 and 2007.

5. Investments

Investments consist of amounts invested in the unlisted equity of privately held companies for business and strategic purposes. The securities of these companies are not publically traded and so are recorded at cost. We do not exercise dominant influence over the operating or financial policies of the companies in which we have invested.

6. Property and Equipment

Office furniture, equipment, and software are carried at historical cost less accumulated depreciation, not in excess of their estimated net realizable value. Normal maintenance and repairs are charged to earnings, while expenditures for major maintenance and betterments are capitalized. Gains or losses on disposition are recognized in operations. Depreciation is calculated over the estimated useful lives of the assets as follows on a straight line basis:

Freehold land and buildings:	40 years
Leasehold improvements	5 years
Equipment, furniture and fittings	3 years

Depreciation expense was $.564 million and $.351 million for the fiscal years ended March 31, 2008 and 2007, respectively.

7. Intangible Assets

Intangible assets consist of goodwill and internally generated development costs. Goodwill represents the excess (or shortfall) of the purchase price compared with the fair value of net assets acquired. We review purchased goodwill for impairment if events or changes in circumstances indicate that the carrying amounts may not be appropriate or as otherwise required by relevant accounting standards. The date of the annual impairment review has yet to be determined by us however in the meantime we will continue to consider any indicators of impairment or change in circumstances.

8. Impairment of Long-Lived Assets

We assess the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

9. Shipping and handling costs

Shipping and handling costs charged to customers are included in sales and shipping and handling costs incurred by us have been included within content and distribution and in the cost of handsets.

10. Research and Development

All research and other development costs are written off as incurred.

11. Foreign currency

Foreign denominated monetary assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the reporting period. Our United Kingdom and Chinese subsidiaries functional currencies are Sterling GBP£ and the Chinese RMB, respectively. Translation adjustments result from translating our financial statements into the reporting currency, the U.S. dollar.

12. Basic and Diluted Loss per Common Shares

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

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at March 31, 2008 are as follows:

Options granted	6,718,780
Options not yet subject to grant	93,610
Total number of options	6,812,390

221,552 of stock options were converted into shares on May 2, 2008.

13. Advertising and Promotional Expenditures

Advertising and promotional costs are expensed as incurred. Advertising and promotional costs were $400,989 and $683,530 for the fiscal years ended March 31, 2008 and 2007, respectively.

14. Accounting for Stock-Based Compensation

Our board of directors adopted the 2007 Incentive Compensation Plan which was approved by our stockholders in November 2007. Participants in the 2007 Incentive Compensation Plan may include employees, officers, directors, consultants, or independent contractors who the compensation committee determines shall receive awards under the plan. The 2007 Incentive Compensation Plan authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock currently reserved for issuance under the 2007 Incentive Compensation Plan is up to 9,000,000 shares.

The 2007 Incentive Compensation Plan has not yet been completed and so the fair value of all awards has not yet been estimated. No new awards have been issued under this Plan since the reverse merger.

Prior to the above 2007 Incentive Compensation Plan being adopted, Cyberfund Inc. had a non-qualified stock option plan whereby stock options may have been granted to key employees, directors and executive officers designated by the Board of Directors at exercise prices equal to greater than fair market value. There were 105,000 shares reserved for issuance under that plan and at December 31, 2006, the date of the last annual filing by Cyberfund Inc., 55,000 shares were still available for grant under the plan. No options had been issued or outstanding during 2006 or 2005 and no options are still available under the terms of that plan.

We account for equity instruments issued for services and goods to non-employees under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”; Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF Issue 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” Generally, the equity instruments issued for services and goods will be shares of our common stock or warrants to purchase shares of our common stock. These shares or warrants generally will be fully-vested, non-forfeitable and exercisable at the date of grant and will require no future performance commitment by the recipient. We expense the fair market value of these securities over the period in which the related services are received.

15. Income Taxes

We account for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

We maintain a valuation allowance with respect to deferred tax assets. Our company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration our company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the Federal tax laws.

Changes in circumstances, such as our generating taxable income, could cause a change in judgment about the ability to realize the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

16. Use of Estimates

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

17. Leased assets and obligations

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

18. Retirement benefits

We operate defined contribution pension plans. The amount charged to the profit and loss account in respect of pension costs is the contributions payable in the year. Differences between contributions payable in the year and contributions actually paid are shown as either accruals or prepayments in the balance sheet.

19. Comprehensive Loss

Comprehensive loss consists of net loss and the effects of foreign currency translation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (Revised 2007) “Business Combinations” (SFAS No. 141(R)) and SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements,” which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (IASB) and are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests (formerly minority interests) in consolidated financial statements. We will adopt these standards at the beginning of our 2010 fiscal year. The effect of adoption will generally be prospectively applied to transactions completed after the end of the our 2009 fiscal year, although the new presentation and disclosure requirements for pre-existing non-controlling interests will be retrospectively applied to all prior-period financial information presented.

SFAS No. 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because this standard is generally applied prospectively, the effect of adoption on our financial statements will depend primarily on specific transactions, if any, completed after 2009.

In May 2008, the FASB issued SFAS No. 162 (SFAS 162), "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (SAS 69), "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. We do not expect SFAS 162 to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No 115.” SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material effect on our results of operations or financial position.

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, during December 2007, the FASB proposed FASB Staff Position SFAS 157-2 which defered the effective date of certain provisions of SFAS 157 until fiscal years beginning after November 15, 2008. We do not believe that the adoption of SFAS 157 will have a material effect on our results of operations or financial position.

ITEM 7  FINANCIAL STATEMENTS

Our audited financial statements for the fiscal year ended March 31, 2008 are included as a separate section of this report beginning on page F-1. The consolidated financial statements for the fiscal year ended March 31, 2007 included herein are unaudited pro forma financial statements. The audited UK GAAP financial statements for the two subsidiaries (Rok Entertainment Group Limited and Rok Corporation Limited) that merged prior to the November 2007 share exchange for the fiscal year ended March 31, 2007 were previously filed as part of our current report on Form 8-K filed with the SEC on November 20, 2007.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 8, 2008, we dismissed Malone & Bailey, PC as our independent registered public accounting firm. The audit reports of Malone & Bailey on our financial statements as of and for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports contained an explanatory paragraph describing the existence of substantial doubt about our ability to continue as a going concern.

During the year ended December 31, 2006 and through the date hereof, there were no disagreements with Malone & Bailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Malone & Bailey’s satisfaction, would have caused Malone & Bailey to make reference to the subject matter of the disagreement in connection with its report on our financial statements for such year.

Simultaneously with the dismissal of Malone & Bailey, we engaged Virchow, Krause & Co., LLP to act as our independent registered public accounting firm as successor to Malone & Bailey.

During the fiscal years ended March 31, 2008 and 2007, and the subsequent interim periods through the date hereof, we have not, nor has any person on our behalf, consulted with Virchow Krause regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, nor has Virchow Krause provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement or reportable event set forth in Item 304(a)(1)(iv) of Regulation S-B with our former independent accountant.

The audit committee of our board of directors approved the dismissal of Malone & Bailey, and this action was ratified by our board of directors. The audit committee of our board of directors simultaneously approved the appointment of Virchow Krause as our independent registered public accounting firm, and this action was ratified by our board of directors.

ITEM 8A(T) CONTROLS AND PROCEDURES

We are a newly-public foreign company by virtue of our November 2007 share exchange transaction and, given this, we have requested that the SEC allow us to not provide an evaluation of the effectiveness and operation of our disclosure controls and procedures until we file our annual report for the year ending March 31, 2009 as we are not accelerated filers for the first year. Consequently, our management has not yet formally evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

However when an evaluation is performed, it will be with the participation of our Chief Executive Officer and our Chief Financial Officer. The evaluation will be designed to assess whether disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Our management concluded that as of March 31, 2008 in the initial presentation of our financial statements we did not maintain effective controls over the preparation, review and presentation and disclosure of our consolidated financial statements in accordance with US GAAP given this was the first time our team had prepared financial statements in this format of a 10-KSB. Specifically, there were adjustments required by the auditors so that our financial statements complied with US generally accepted accounting principles and our management determined that this control deficiency constituted a material weakness in our internal control over financial reporting.

Our management will take steps to remediate the material weakness in our internal control over financial reporting relating to the compliance with US generally accepted accounting principles. These steps include a thorough review in future of the classification requirements of each component line item and the individual elements that comprise each line item of the financial statements in accordance with US generally accepted accounting principles.

ITEM 8B OTHER INFORMATION

None.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and positions of each of our directors and executive officers as of June 30, 2008:

Name	Age	Position

Jonathan Kendrick	51	Chairman of the Board of Directors
Lord (Benjamin) Mancroft (1) (2)	51	Non-Executive Deputy Chairman of the Board of Directors
Laurence Alexander (1) (2)	43	Chief Executive Officer, President and Director
Alex Renny (1) (2)	46	Chief Financial Officer, Secretary, Treasurer and Director
James Kendrick	39	Chief Operating Officer and Director
Jeremy Boswell	41	Chief Technology Officer
Bruce Renny	43	Chief Marketing Officer
Peter Boswell	46	Chief Sales Officer
Stuart Furnival	44	Chief Global Accounts Officer

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

Executive Officers and Directors

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Jonathan Kendrick has served as our Chairman of the Board of Directors since November 14, 2007, and has served in a similar position with Rok Entertainment Group Limited since May 2004. From November 2002, when it was formed, to June 2007, Mr. Kendrick served as Chairman and founder of Rok Corporation Limited, the predecessor to Rok Entertainment Group Limited. In 1982, Mr. Kendrick, in conjunction with his brother Michael, founded Lighter Than Air Limited, the largest airship and balloon company in the world which went on to become the Virgin Airship & Balloon Company Limited, partly owned by Sir Richard Branson. It was through helping to launch the Orange brand with an airship that Mr. Kendrick became aware of the massive potential of mobile content. In 1979, Mr. Kendrick secured the European rights for the then-unknown brand of Yokohama Tyres. Mr. Kendrick developed the Yokohama brand through shrewd sponsorship of the young Ayrton Senna and Eddie Jordan before selling the European division of Yokohama back to the Japanese parent group in 1990. He began his career with Goodyear Racing in 1973.

Lord (Benjamin) Mancroft has served as our Non-Executive Deputy Chairman of the Board of Directors since November 14, 2007, and has served in a similar position with Rok Entertainment Group Limited since January 2005. Lord Mancroft has been a hereditary member of the House of Lords since 1987 and was elected in the 1999 House of Lords reforms to keep his seat. He is familiar with the current regulatory and business environment of the gaming industry in the United Kingdom and has multiple involvements in the gaming industry. He is a member of the Parliamentary Joint Scrutiny Committee on the U.K. 2005 Gambling Act and is a member of the Parliamentary All Party Betting and Gaming Group and the Executive Committee of the Lotteries Council. He is Chairman of Phoenix Gaming Ltd., which has a U.K. nationwide Lottery Operator’s license and also Chairman of New Media Lottery Services plc, a company listed in the U.K. Lord Mancroft is Deputy Chairman of the Countryside Alliance and has been chairman of three charitable foundations, serving currently on the boards of two charities.

Laurence Alexander has served as our Chief Executive Officer and President and as one of our directors since November 14, 2007, and has served in similar positions with Rok Entertainment Group Limited since June 2007. From April 2005 to May 2007, Mr. Alexander served as Chief Executive Officer of Emblaze Mobile, a handset manufacturer, where he delivered several initial public offerings and mergers and acquisitions, and grew the business to one with a turnover of $350 million. From September 2001 to March 2005, he served as Group Director of Products and Devices of O2 and then as President of O2 Asia Pacific, as well as driving the development of O2’s online consolidation in the United Kingdom, Germany, Ireland and Asia. Prior to that, he served until 2002 as Managing Director of Genie (the BT Cellnet subsidiary), which he joined in 2000. From his early start with Simoco International, a mobile network service provider, he moved on to drive the development of the Dutch-owned ISP World Online before it was bought by Tiscali Services S.p.A. of Italy.

Alex Renny has served as our Chief Financial Officer, Treasurer and Secretary and as one of our directors since November 14, 2007. He had previously served in various positions with the family of Rok-affiliated companies since October 2002. He has been involved in strategy, corporate development and corporate finance functions. He previously held the title of Director of Strategy and Corporate Development. From November 1999 to October 2002, he worked as an independent management and strategy consultant. Prior to that, he worked in the investment banking sector for ten years as a proprietary trader in fixed income and interest rate derivatives with U.S., British and Japanese organizations, and before that was an Infantry Officer of the British Army, becoming an Arctic Warfare Instructor in the process. Mr. Renny received an M.B.A. from Cranfield School of Management in 1999, passed Sandhurst in 1986 and was awarded a B.Sc. degree in Biochemistry from London University in 1985.

James Kendrick has served as our Chief Operating Officer and as one of our directors since November 14, 2007, and has served in a similar position with Rok Entertainment Group Limited since January 2005. Mr. Kendrick has a background in marketing and advertising. From April 2000 to March 2003, he served as Managing Director for Virgin Airship and Balloon Limited, one of the Virgin Group of companies. He has worked with a number of blue-chip brands throughout his career including Proctor & Gamble, Cadbury Schweppes, Budweiser, Tesco, Pepsi, Lloyds TSB, Virgin Atlantic, Monster.com and Volkswagen.

Jeremy Boswell has served as our Chief Technology Officer since November 14, 2007, and has served in a similar position within the family of Rok-affiliated companies since November 2002. Mr. Boswell works closely with our Chief Operating Officer and is responsible for all systems and platforms on a global basis. He is an experienced software and hardware developer who has run many high-tech development projects. He has created hardware and software platforms and products for one of the most regulated industries in the world, the international casino industry. In the past, Mr. Boswell has worked with customers who have included Atronic, Aristocrat, Spielbank Hamburg, Grips, VLC and Sporting Bet.

Bruce Renny has served as our Chief Marketing Officer since November 14, 2007, and has served in a similar position within the family of Rok-affiliated companies since July 2002. Mr. Renny is responsible for the planning and implementation of all aspects of ROK’s marketing function. His role includes strategy, content acquisition, design, public relations and corporate communications. Mr. Renny has experience, internationally, in numerous fields of marketing including advertising, media, sports sponsorship, event management and product promotions. Prior to July 2002, he spent 12 years with Sir Richard Branson’s Virgin Group. While there, he generated in excess of $100 million of revenues in just five years for Virgin’s Lightship Group. He has lived and worked in many countries worldwide. Before joining Virgin, he completed his education at the Royal Military Academy, Sandhurst before being commissioned into the British Army.

Peter Boswell has served as our Chief Sales Officer since April 8, 2008. Mr. Boswell is an experienced sales executive and is in charge of the development of customer relationships. He successfully founded Blubox Software Limited, an innovative technology start-up, which was acquired by us in 2007. Mr Boswell has previously worked with a number of technology and software start-ups as Managing Director where he has been instrumental in successfully closing agreements with a number of major blue chip companies worldwide. Mr Boswell served in the Military with the Royal Marines where he won distinction by being awarded the Commando medal and King’s Badge before going on to deployment on active service in the Falklands, Norway, Northern Ireland, Africa and Central America.

Stuart Furnival has served as our Chief Global Accounts Officer since April 8, 2008, and has served in a similar position, and been involved with sales, with Rok Entertainment Group Limited since March 2005. Mr. Furnival is responsible for the U.K. and international roll-out of our activities and has the further responsibility for the procurement of raw materials and inventory production and management. He is an experienced executive with an extensive career. From November 2003 to March 2005, Mr. Furnival worked with 20:20 Logistics. Prior to that, from December 2000 to August 2003, he worked with Atari UK, where he became Managing Director before leaving.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Board Committees

On December 17, 2007, the board of directors authorized the creation of an audit committee and a compensation committee.

Audit Committee. We established an audit committee of the board of directors, which is chaired by Lord (Benjamin) Mancroft, who is considered an independent director with the financial sophistication to hold such position, and includes Laurence Alexander and Alex Renny. The audit committee’s duties are to recommend to the board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee is at all times to be composed exclusively of directors who are, in the opinion of the board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. We established a compensation committee of the board of directors, which is chaired by Lord (Benjamin) Mancroft, who is considered an independent director with the financial sophistication to hold such position, and includes Laurence Alexander and Alex Renny. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers. The compensation committee also administers our 2007 Incentive Compensation Plan, and recommends and approves grants of stock options and restricted stock under that plan.

We have not previously had a nominations and governance committee. During our current fiscal year, our board of directors expects to create such a committee, in compliance with established corporate governance requirements.

Nominations and Governance Committee. We plan to establish a nominations and governance committee of the board of directors. The purpose of the nominations and governance committee would be to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The nominations and governance committee’s duties would also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers or their respective associates or affiliates is indebted to us.

Family Relationships

There are no family relationships among our executive officers and present or proposed directors, except that Jonathan Kendrick, our Chairman of the Board, is the uncle of James Kendrick, our Chief Operating Officer, and Alex Renny, our Chief Financial Officer, Treasurer and Secretary, and Bruce Renny, our Chief Marketing Officer, are brothers.

Legal Proceedings

As of the date of this report, there is no material proceeding to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers and directors. Our Code of Business Conduct and Ethics satisfies the requirements of Item 406(b) of Regulation S-B and applicable NASDAQ Marketplace Rules. Our Code of Business Conduct and Ethics is available, free of charge, upon written request to our Chief Financial Officer at Rok House, Kingswood Business Park, Albrighton, Wolverhampton, WV7 3AU, England.

2007 Incentive Compensation Plan

Our board of directors adopted the 2007 Incentive Compensation Plan which was approved by our stockholders in November 2007. Participants in the 2007 Incentive Compensation Plan may include employees, officers, directors, consultants, or independent contractors who the compensation committee determines shall receive awards under the plan. The 2007 Incentive Compensation Plan authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock currently reserved for issuance under the 2007 Incentive Compensation Plan is up to 9,000,000 shares.

The 2007 Incentive Compensation Plan has not yet been completed and so the fair value of all awards has not yet been estimated. No new awards have been issued under this Plan since the reverse merger.

Prior to the above 2007 Incentive Compensation Plan being adopted, Cyberfund Inc. had a non-qualified stock option plan whereby stock options may have been granted to key employees, directors and executive officers designated by the board of directors at exercise prices equal to greater than fair market value. There were 105,000 shares reserved for issuance under that plan and at December 31, 2006, 55,000 shares were available for grant under the plan. No options had been issued or outstanding during 2006 or 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during the fiscal year ended March 31, 2008, all applicable Section 16(a) filing requirements were met.

ITEM 10 EXECUTIVE COMPENSATION

The following table shows, for our Chief Executive Officer and each of our two other most highly compensated executive officers, who are referred to as the named executive officers, information concerning compensation earned for services in all capacities during the fiscal year ended March 31, 2008.

SUMMARY COMPENSATION TABLE

							Change in
							Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Jonathan Kendrick,	2008	401,813	-	-	-	-	-	-	401,813
Chairman of the Board of Directors
Laurence Alexander,	2008	670,613	-	-	-	-	-	-	670,613
Chief Executive Officer, President
and Director
James Kendrick	2008	239,413	-	-	-	-	-	-	239,413
Chief Operating Officer and
Director

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unexercised options for each named executive officer outstanding as of the end of fiscal year ended March 31,2008.

	Number of		Number of
	exercisable		exercisable
	unexercised		unexercised
	options		options
	as at	Option	as at	Option	Option
	March 31	awards	March 31	exercise	Expiry
Name and	2007	in year	2007	price	date
Principal Position	Number (1)	Number	Number	($)	Date

Jonathan Kendrick	1,613,186	-	1,613,186	0.001	November 14, 2017
Chairman of the Board of Directors (2)
Laurence Alexander	-	1,342,032	1,342,032	0.001	November 14, 2017
Chief Executive Officer, President and Director
Alex Renny	83,441	-	83,441	0.001	November 14, 2017
Chief Financial Officer, Secretary, Treasurer and Director (3)
James Kendrick	349,883	-	349,883	0.001	November 14, 2017
Chief Operating Officer and
Director
Jeremy Boswell	249,187	-	249,187	0.001	November 14, 2017
Chief Technology Officer
Bruce Renny	316,507	-	316,507	0.001	November 14, 2017
Chief Marketing Officer
Stuart Furnival	-	222,508	222,508	0.001	November 14, 2017
Chief Global Accounts Officer (4)
Peter Boswell	-	167,132	167,132	0.001	November 14, 2017
Chief Sales Officer (5)

(1)
Unless otherwise indicated, includes share options owned by a spouse, minor children and relatives sharing the same home, as well as the entities owned or controlled by the named person. Unless otherwise noted, share options are owned of record and beneficially by the named person.

(2)	Includes currently exercisable stock options to purchase 1,112,542 shares held by Mr. Kendrick’s spouse.

(3)	Represents currently exercisable stock options to purchase shares of common stock held by Mr. Renny’s spouse.

(4)	Represents currently exercisable stock options to purchase shares of common stock of which half, being 111,254, are held by Mr. Furnival’s spouse.

(5)	Represents currently exercisable stock options owned of record by PDB Investments LLP, an entity in which Mr. Boswell has a 50% ownership.

Compensation of Directors

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on. We currently compensate our non-management directors by consultancy fees and through stock options granted.

During the fiscal year ended March 31, 2008, Lord (Benjamin) Mancroft, our only non-management director, received a consultancy fee and did not receive any further grants of stock options to purchase shares of our common stock for serving on our board of directors. Our other directors, as members of our management, do not receive separate compensation for serving as directors.

The table below summarizes the compensation payable to our non-management Director for the fiscal year ended March 31, 2008.

SUMMARY COMPENSATION TABLE

Change in
Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Fee	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Lord (Benjamin) Mancroft,	2008	92,542	-	-	-	-	-	-	92,542
Non-Executive Deputy Chairman of the Board of Directors

As at March 31, 2008, Lord (Benjamin) Mancroft had 152,975 share options to purchase common stock and was owed $351,740 in unpaid consulting fees.

Employment Agreements

Each of Jonathan Kendrick, Laurence Alexander, James Kendrick, Alex Renny, Jeremy Boswell, Bruce Renny, Peter Boswell and Stuart Furnival has previously entered into an employment agreement with us. Pursuant to these employment agreements, the term of employment is perpetual, subject to retirement or termination by us or the employee.

Salaries are paid monthly in arrears on or around the last working day of each calendar month at the rate set out in the agreement schedule. We reserved the right to reduce the employee’s salary if duties change as a result of the employee’s incapacity or inability to perform his duties or to suspend payment of salary if the employee is suspended from duty by us and/or if the employee is laid off. Salaries are reviewed annually with no commitment to make adjustments.

Severance upon termination is paid in line with the terms of the agreement: during the trial period: 1 week; the end of the trial period until 4 years of completed service: 1 month; 4 years or more: 1 week for each completed year up to 12 weeks maximum notice. The agreement contains a probationary period of three months during which time one week’s prior written notice to terminate the agreement must be given. The probationary period may be extended by us. If the employee is deemed to be unsuitable or if for any other reason the employee’s service is not required, the employment will cease at the end of the probationary period.

The agreements also contain covenants (a) restricting the employee from soliciting or accepting work from companies or individuals associated with us during the period of employment, and for a period of six months after the termination of employment the employee will not attempt to solicit or accept work from such companies or individuals, and (b) prohibiting the employee from disclosure of confidential information regarding us at any time.

Subject to the Patents Act 1977 and the Copyright, Designs and Patents Act 1988 in England, any invention, design or copyright work, including without limitation, all documents, data, drawings, specifications, articles, computer programs, object codes, source codes, network designs, business logic, notes, sketches, drawings, reports, modifications, tools, scripts or other items, made by the employee during the course of his employment with us (whether or not in the course of the employee’s duties) shall immediately upon creation or performance vest in and be and remain the sole and exclusive property of us. All right, title and interest in and to the same have been irrevocably and unconditionally assigned to us.

The agreements are made within the jurisdiction of the Courts and Employment Tribunals of England and Wales and are governed by the laws of England and Wales.

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of June 30, 2008, by:

•	each person who is known by us to own beneficially more than 5% of our common stock,

•	each of our directors and executive officers, and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing percentage ownership of each person, shares of common stock subject to options, warrants, rights, conversion privileges or similar obligations held by that person that are currently exercisable or convertible, or exercisable or convertible within 60 days of June 30, 2008, are deemed to be beneficially owned by that person. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Name(1)	Number of Shares Beneficially Owned(2)		Percentage of Shares Beneficially Owned(3)
5% Stockholders:

DeJoria Family Trust	10,153,015		18.8%

RBC Trustees (Guernsey) Limited as trustee of The ROK Asset Management Limited Unapproved Pension Scheme	6,983,934		12.9%

St. Anne’s Trustees Limited as trustee of The Rok Group Limited Unapproved Pension Scheme	6,629,584		12.2%

John Paul DeJoria Nevada Trust	4,522,062	(4)	8.4%

Mark G. Hollo(5)	3,805,910	(6)	7.0%

Executive Officers and Directors:

Jonathan Kendrick	2,087,830	(7)	3.9%

Laurence Alexander	1,342,032	(8)	2.5%

James Kendrick	416,635	(9)	*

Lord (Benjamin) Mancroft	152,975	(11)	*

Alex Renny	83,441	(10)	*

Jeremy Boswell	412,008		*

Bruce Renny	316,507		*

Stuart Furnival	222,508	(12)	*

Peter Boswell	83,566	(13)	*

All executive officers and directors as a group (9 persons)	5,117,502	(14)	9.5%

*     Less than one percent.

(1)	The address of each person (other than Mr. Hollo) is c/o Rok Entertainment Group Inc., ROK House, Kingswood Business Park, Holyhead Road, Albrighton, Wolverhampton WV7 3AU, United Kingdom.

(2)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as the entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after June 30, 2008, by the exercise of any warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(3)
The calculation in this column is based upon 54,144,331 shares of common stock outstanding on June 30, 2008. The shares of common stock and shares underlying stock options are deemed outstanding for purposes of computing the percentage of the person holding such stock options but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)	Includes currently exercisable stock options to purchase 221,552 shares of common stock.

(5)	The address of Mr. Hollo is 401 Broadway, Suite 912, New York, New York 10013. Mr. Hollo is a former director of ours.

(6)	Shares owned of record by AG Edwards & Sons Inc., an entity operating on behalf of Mr. Hollo.

(7)	Includes currently exercisable stock options to purchase 1,613,186 shares of common stock, of which options to purchase 1,112,542 shares are held by Mr. Kendrick’s spouse.

(8)	Represents currently exercisable stock options to purchase shares of common stock.

(9)	Includes currently exercisable stock options to purchase 349,883 shares of common stock.

(10)	Represents currently exercisable stock options to purchase shares of common stock held by Mr. Renny’s spouse.

(11)	Represents currently exercisable stock options to purchase shares of common stock.

(12)	Represents currently exercisable stock options to purchase shares of common stock of which half, being 111,254, are held by Mr. Furnival’s spouse

(13)	Represents currently exercisable stock options owned of record by PDB Investments LLP, an entity in which Mr. Boswell has a 50% ownership.

(14)	Includes currently exercisable stock options to purchase an aggregate of 4,413,285 shares of common stock.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Equity Compensation Plan Information

Our board of directors adopted the 2007 Incentive Compensation Plan which was approved by our stockholders in November 2007. Participants in the 2007 Incentive Compensation Plan may include employees, officers, directors, consultants, or independent contractors who the compensation committee determines shall receive awards under the plan. The 2007 Incentive Compensation Plan authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock currently reserved for issuance under the 2007 Incentive Compensation Plan is up to 9,000,000 shares. Based on our common stock outstanding as of June 30, 2008, approximately 4,000,000 stock options are available for issuance under our 2007 Incentive Compensation Plan and, as of June 30, 2008, there are outstanding stock options to purchase 6,812,390 shares of our common stock.

Prior to the above 2007 Incentive Compensation Plan being adopted, Cyberfund Inc. had a non-qualified stock option plan whereby stock options may have been granted to key employees, directors and executive officers designated by the board of directors at exercise prices equal to greater than fair market value. Based on our common stock outstanding as of June 30, 2008, no further stock options are available for issuance under that plan and, as of June 30, 2008, there were no outstanding stock options to purchase shares of our common stock under that plan.

The following table provides information as of March 31, 2008 with respect to the shares of common stock that have been issued under our existing incentive compensation plan.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,951,891	$.0037	4,048,109
Equity compensation plans not approved by security holders	0	$—	0
Total	4,951,891	$.0037	4,048,109

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of March 31, 2008, we owed John Paul DeJoria, a co-founder, $13,120,000 excluding accrued interest which, as of March 31, 2008, totaled approximately $2,264,633. These amounts were lent to through a number of promissory notes that begin to mature in March 2009.

As of March 31, 2008, we also owed Jonathan Kendrick, our Chairman and a co-founder, $5,564,521 including accrued interest.

In September 2003, Rok Diamonds Limited entered into a license agreement with John Paul DeJoria, a founder of the group. The agreement provided for an exclusive license by Mr. DeJoria to enable Rok Diamonds Limited to use the DeJoria name for its business in perpetuity. The license can be terminated with the mutual written agreement of both parties with not less than six months notice. In consideration for this license, the company was to pay Mr. DeJoria US$1,000 annually plus an annual amount equal to the greater of US$50,000 or 3.5% of annual gross revenue of the company. The license also stated that the annual amount was to increase to the greater of US$1,000,000 or 5% of annual gross revenue of the company following any trade sale or any other sale or flotation of the company or its parent company. The amounts payable to Mr. DeJoria were US$471,000 and US$192,000 in the fiscal years ended March 31, 2008 and 2007, respectively, which have been expensed and credited as an increase in stockholders' equity, being a liability currently waived by a shareholder.

As of March 31, 2008, in addition to group balances, affiliated balances and the other balances shown in our financials, we also have £200,000 (approximately $400,000) in outstanding demand loans which may need to be paid immediately upon any demand received. The loans are for £100,000 (approximately $200,000) each, excluding interest, with Mr. Alex Renny, our Chief Financial Officer, and Lucky Business One Limited, an affiliated company of a stockholder.

We have a consulting agreement with Lord (Benjamin) Mancroft, our Deputy Chairman of the Board of Directors, which entitles him to a fee of £50,000 (approximately $100,000) per year.

On April 27, 2007, we entered into a financial advisory agreement with The Fund, LLC, under which The Fund will provide us with financial advisory, mergers and acquisitions, corporate finance, business advisory and related matters for a three-year period. We agreed to pay The Fund a monthly retainer of $15,000, commencing upon the first day of the calendar month following the closing of a financing arranged or introduced by The Fund in which we receive a minimum amount of $10,000,000. In addition, during the term of the agreement, we agreed to recommend and use our best efforts to elect one designee of The Fund as a member of, or nonvoting advisor to, our board of directors. Mark G. Hollo, a former director of ours, is the Chairman and Chief Executive Officer of The Fund.

Director Independence

Lord (Benjamin) Mancroft is our only independent director. Lord (Benjamin) Mancroft is an “independent” director, as such term is defined in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, and serves on our audit committee. See Item 9, Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act - Board Committees, for more information on the independence of our directors.

ITEM 13  EXHIBITS

The exhibits listed in the following Exhibit Index are filed as part of this annual report.

Exhibit Number and Description

2.1	Share Exchange Agreement, dated April 27, 2007, between Cyberfund, Inc. and ROK Entertainment Group Limited.(1)
2.2	Amendment No. 1 to Share Exchange Agreement, dated July 10, 2007, between Cyberfund, Inc. and ROK Entertainment Group Limited. (2)
2.3	Amendment No. 2 to Share Exchange Agreement, dated as of November 12, 2007, between Cyberfund, Inc. and ROK Entertainment Group Limited. (2)
2.4	Amendment No. 3 to Share Exchange Agreement, dated as of November 14, 2007, between Cyberfund, Inc. and ROK Entertainment Group Limited. (2)
2.5	Agreement and Plan of Merger, dated December 28, 2007, by and between Cyberfund, Inc. and ROK Entertainment Group Inc.
3.1	Certificate of Incorporation of ROK Entertainment Group Inc., filed December 13, 2007 with the Secretary of State of the State of Delaware.
3.2	By-laws of ROK Entertainment Group Inc.
3.3	Certificate of Merger of Cyberfund, Inc. with and into ROK Entertainment Group Inc., filed December 28, 2007 with the Secretary of State of the State of Delaware.
10.1	ROK Entertainment Group Inc. 2007 Incentive Compensation Plan. (3)
10.2	Form of Employment Agreement between ROK Entertainment Group Limited and its officers. (3)
14.1	Code of Business Ethics.

21.1	Subsidiaries of ROK Entertainment Group Inc.
31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a).
32.1	Certifications pursuant to Sec. 906.

(1)	Incorporated by reference to the exhibits included with our current report on Form 8-K, dated April 27, 2007, and filed with the SEC on May 1, 2007.
(2)	Incorporated by reference to the exhibits included with our current report on Form 8-K, dated November 14, 2007, and filed with the SEC on November 16, 2007.
(3)	Incorporated by reference to the exhibits included with our current report on Form 8-K, dated November 14, 2007, and filed with the SEC on November 20, 2007.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Virchow, Krause & Co., LLP served as our independent auditor for the fiscal year ended March 31, 2008. Services were approved by our board of directors.

Malone & Bailey, PC served as our independent auditor for the fiscal year ended December 31, 2006. Services were approved by our board of directors.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-QSB.

For the fiscal year ended March 31, 2008, we incurred audit fees totaling $232,922, payable to Virchow, Krause & Co., LLP, our independent registered public accounting firm.

For our previous fiscal year ended December 31, 2006, we did not incur significant audit fees with Malone & Bailey, PC, our former independent registered public accounting firm.

Audit-related Fees

Audit related fees are fees billed for professional services other than the audit of our financial statements. No audit related fees were billed by Virchow, Krause & Co., LLP or Malone & Bailey, PC for the fiscal years ended March 31, 2008 and 2007, and December 31, 2006.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning.

No tax fees were billed by Virchow, Krause & Co., LLP for the fiscal years ended March 31, 2008 and 2007.

No tax fees were billed by Malone & Bailey, PC for the fiscal year ended December 31, 2006.

All Other Fees

No other fees were billed by our independent auditors for the fiscal years ended March 31, 2008 and 2007 and December 31, 2006.

Policy for Pre-Approval of Audit and Non-Audit Services

Our audit committee has adopted policies for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the audit committee or the engagement to render the service is entered into pursuant to the audit committee’s pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 30, 2008

Rok Entertainment Group Inc.

By:	/s/ Laurence Alexander
Laurence Alexander
Chief Executive Officer, President
(principal executive officer)

By:	/s/ Alex Renny
Alex Renny
Chief Financial Officer, Treasurer, Secretary
(principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Laurence Alexander	Chief Executive Officer and Director	June 30, 2008
Laurence Alexander	(principal executive officer)

/s/ Alex Renny	Chief Financial Officer, Treasurer, Secretary	June 30, 2008
Alex Renny	and Director (principal financial and accounting officer)

/s/ Jonathan Kendrick	Chairman of the Board	June 30, 2008
Jonathan Kendrick

/s/ Lord (Benjamin) Mancroft	Deputy Chairman of the Board	June 30, 2008
Lord (Benjamin) Mancroft

/s/ James Kendrick	Chief Operating Officer and Director	June 30, 2008
James Kendrick

INDEX TO FINANCIAL STATEMENTS

ROK Entertainment Group Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
ROK Entertainment Group Inc.
Wolverhampton, England

We have audited the accompanying consolidated balance sheet of ROK Entertainment Group Inc. as of March 31, 2008, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROK Entertainment Group Inc. as of March 31, 2008 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred recurring losses and negative cash flows from operating activities in recent years and requires additional working capital to support future operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

June 30, 2008

ROK ENTERTAINMENT GROUP INC.
BALANCE SHEET
MARCH 31, 2008 AND 2007
(in thousands of dollars except for share data)

	2008	2007
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,623	$129
Accounts receivable, net	10,035	939
Inventories	1,298	2
Prepaid expenses and other current assets	1,366	1,500
Due from affiliated companies	2,523	257
TOTAL CURRENT ASSETS	16,845	2,827

INVESTMENTS	132	-

PROPERTY AND EQUIPMENT, net	3,544	609

GOODWILL	1,582	272

INTANGIBLE ASSETS, net	202	4
TOTAL ASSETS	$22,305	$3,712

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Line of credit, bank	$1,616	$-
Accounts payable	12,225	3,389
Accrued liabilities	9,390	3,397
Due to affiliated companies	2,064	1,150
Due to related parties	1,390	201
Current portion of loans	1,207	1,410
Current portion of capital lease obligations	119	110
TOTAL CURRENT LIABILITIES	28,011	9,657

LONG-TERM LIABILITIES
Due to related parties	19,869	17,398
Other long-term liabilities	2,081	1,148
TOTAL LONG-TERM LIABILITIES	21,950	18,546

TOTAL LIABILITIES	49,961	28,203

MINORITY INTEREST	(1,618)	551

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized; 51,100,277 and an effective balance of 27,043,971 shares issued and outstanding at March 31, 2008 and 2007, respectively	51	27
Additional paid-in capital	53,800	19,494
Accumulated other comprehensive income	(1,867)	(3,096)
Accumulated deficit	(78,022)	(41,467)
Total shareholders’ equity (deficit)	(26,038)	(25,042)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$22,305	$3,712

See accompanying Notes to Financial Statements.

ROK ENTERTAINMENT GROUP INC.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2008 AND 2007
(in thousands of dollars except for share data)

	2008	2007
		(unaudited)
Sales:
Product sales	11,597	1,183
Services and other sales	2,988	3,021
Total sales	14,585	4,204
Operating expenses:
Content and distribution	3,817	2,663
Cost of handsets	7,864	-
Product development	10,485	5,436
Sales and marketing expenses	14,503	5,565
General and administrative expenses	12,006	2,896
Depreciation and amortization	564	352
Fun Little Movies acquisition	967	-
Goodwill written off on acquisitions	1,689	-
License fee payable to related party	471	192
Goodwill written off on impairment	273	-
Total operating expenses	52,639	17,104

Operating loss	(38,054)	(12,900)

Other income	12	-
Interest income	13	-
Interest expense	(1,592)	(983)
Operating loss before taxation	(39,621)	(13,883)

Income tax benefit	1,134	1,035
Operating loss after taxation	(38,487)	(12,848)

Minority interest	1,932	113

Net loss	$(36,555)	$(12,735)

Basic and diluted loss per common share	$(0.86)	$(0.94)

Basic and diluted weighted average shares outstanding	42,520,963	13,580,245

See accompanying Notes to Financial Statements.

ROK ENTERTAINMENT GROUP INC.

STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)
YEARS ENDED MARCH 31, 2008 AND 2007
(in thousands of dollars except for share data)

				Accumulated		Total
			Additional	Other		Shareholders’
	Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Par Value	Capital	Deficit	Income	(Deficit)

Balances at April 1, 2006 (unaudited)	764,289	$1	$14,418	$(28,732)	$—	$(14,313)
Bonus issue of common stock	10,142,105	10	(10)	—	—	—
Common stock issued in share for share exchange	11,386,372	11	(11)	—	—	—
Common stock sold during year	4,751,205	5	4,905			4,910
License fee payable to related party	—	—	192	—	—	192
Comprehensive loss
Net loss	—	—	—	(12,735)	—	(12,735)
Other comprehensive income	—	—	—	—	(3,096)	(3,096)
Total comprehensive loss	—	—	—	—	—	(15,831)

Balances at March 31, 2007 (unaudited)	27,043,971	$27	$19,494	$(41,467)	$(3,096)	$(25,042)
Common stock sold during year	19,058,127	19	12,387	—	—	12,406
Cyberfund Inc. common stock as at date of transaction	4,294,715	4	1,071	—	—	1,075
Common stock issued in recognition of services provided	417,750	1	-	—	—	1
Conversion of note payable at $7 per share	285,714	—	2,000	—	—	2,000
Stock options issued on acquisition of Fun Little Movies, Inc, not yet exercised	—	—	575	—	—	575
Estimated stock options to be issued on acquisition of Eikon Group Limited	—	—	1,500	—	—	1,500
Stock options issued on acquisition of Geniem Oy, not yet exercised	—	—	587	—	—	587
Stock options issued on acquisition of Blubox Software Limited, not yet exercised	—	—	663	—	—	663
Share based payments	—	—	15,052	—	—	15,052
License fee payable to related party	—	—	471	—	—	471
Comprehensive loss
Net loss	—	—	—	(36,555)	—	(36,555)
Other comprehensive income	—	—	—	—	1,229	1,229
Total comprehensive loss	—	—	—	—	—	(35,326)
Balances at March 31, 2008	51,100,277	$51	$53,800	$(78,022)	$(1,867)	$(26,038)

See accompanying Notes to Financial Statements.

ROK ENTERTAINMENT GROUP INC.

STATEMENTS OF SHAREHOLDERS’ CASH FLOWS
YEARS ENDED MARCH 31, 2008 AND 2007
(in thousands of dollars except for share data)

	March 31,	March 31,
	2008	2007
		(unaudited)
Cash flows from operating activities
Net loss	(36,555)	(12,735)
Adjustments to reconcile net loss to net cash used in operating activities
Minority interest in net loss	(1,932)	(113)
Deprecation and amortization	564	352
Goodwill impairment	556	-
Issuance of options and warrants as compensation expense	15,052	1,395
Acquisition expense	575	-
License fee payable to related party	471	192
Change in assets and liabilities
Accounts receivable	(7,554)	(765)
Income tax receivable	(56)	174
Inventories	(227)	60
Prepaid expenses and other current assets	(929)	(94)
Accounts payable	6,719	1,561
Accrued liabilities	6,720	3,027
Accrued interest	574	918
Net cash used in operating activities	(16,022)	(6,028)

Cash flows used in investing activities
Purchases of equipment	(424)	(91)
Purchases of unlisted investments	(132)	-
Net cash used in investing activities	(556)	(91)

Cash flows provided by financing activities
Net repayments on line of credit - bank	(753)	-
Proceeds from notes payable	6,474	1,830
Repayments of notes payable	(800)	-
Payments on capital leases	(116)	(104)
Proceeds from issuance of common stock and equity units	12,406	1,888
Net cash provided by financing activities	17,211	3,614

Effect of foreign currency translation	861	2,115

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,494	(390)
Cash and cash equivalents at beginning of period	129	519
Cash and cash equivalents at end of period	1,623	129

See accompanying Notes to Financial Statements.

ROK ENTERTAINMENT GROUP INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008 AND 2007

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Operations

Overview

ROK Entertainment Group Inc. (“we,” “our,” “us” and similar phrases refer to ROK Entertainment Group Inc.) and our subsidiaries sell content, products, applications and services to carriers, handset manufacturers and end users throughout the world. We have developed our own software applications and provide a worldwide multimedia platform which includes (but not exclusively) the streaming of live TV, audio and video-on-demand services on wireless devices. Our company is a mobile media group that licenses these proprietary technologies and sells and distributes hardware and content through our product portfolio. Our objective is to be an innovator of technology, applications and services for the new wireless paradigm and to capitalize on emerging industry trends through our portfolio of products and services which have been developed internally or from acquisitions.

The share exchange transaction is being accounted for as a “reverse acquisition,” since the former shareholders of ROK own a majority of the outstanding shares of our common stock immediately following the transaction. ROK is deemed to be the acquirer in the reverse acquisition and, consequently, the assets and liabilities and the historical operations that are reflected in our financial statements are those of ROK and are recorded at the historical cost basis of ROK. The amounts presented for 2007 are unaudited pro-forma results of Rok Entertainment Group Limited and Rok Corporation Limited. Audited financial statements of these separate companies were filed with Form 8-K in November 2007. Rok Entertainment Group Limited and Rok Corporation Limited mergered in November 2007 prior to the date of the reverse merger with Cyberfund.

Summary of Significant Accounting Policies

A description of the significant accounting polices that require us to make estimates and assumptions in the preparation of our consolidated financial statements are as follows:

Financial statements

The carrying amounts for all financial instruments approximate fair value. The carry amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of long-term debt and deferred liabilities retirement benefits approximates the carrying amounts based upon the Company’ expected borrowing rate for debt with similar remaining maturities and comparable risk.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Services and other

Software services revenue is recognized as and when services are performed with any maintenance and support revenues being recognized ratably over the term of the contract, which is typically one to three years. In situations where PCS is included during the first year of the license and such support is insignificant and upgrades/enhancements are not provided, the revenue attributable to PCS is recognized upon shipment or customer acceptance of the software license.  In situations where PCS is included during the first year of the license and such support is significant and upgrades/enhancements are frequent, the revenue attributable to PCS is recognized ratably over the support period based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for arrangements with significant PCS, all revenue is deferred and recognized ratably over the support period.

2. Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. Some risk of loss is incurred when cash balances exceed federally reserved limits.

3. Accounts receivable

Accounts receivable are unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectibility. Interest is not charged on past due accounts. In addition, an allowance is provided for other accounts when a significant pattern of uncollectibility has occurred based on historical experience and management’s evaluation of accounts receivable. When all collection efforts have been exhausted, the account is written off against the related allowance. The allowance for doubtful accounts was $220 and $nil at March 31, 2008 and 2007, respectively.

4. Inventories

Inventories consist principally of component parts which are valued at the lower of cost and net realizable value (using the first-in, first-out method). There were no inventory reserves at March 31, 2008 and 2007.

5. Investments

Investments consist of amounts invested in the unlisted equity of privately held companies for business and strategic purposes. The securities of these companies are not publically traded and so are recorded at cost. The company does not exercise dominant influence over the operating or financial policies of the companies in which it has invested.

6. Property and Equipment

Office furniture, equipment, and software are carried at historical cost less accumulated depreciation, not in excess of their estimated net realizable value. Normal maintenance and repairs are charged to earnings, while expenditures for major maintenance and betterments are capitalized. Gains or losses on disposition are recognized in operations. Depreciation is calculated over the estimated useful lives of the assets as follows on a straight line basis:

Freehold land and buildings:	40 years
Leasehold improvements	5 years
Equipment, furniture and fittings	3 years

Depreciation expense was $563 and $351 for the years ended March 31, 2008 and 2007, respectively.

7. Intangible Assets

Intangible assets consist of goodwill and internally generated development costs. Goodwill represents the excess (or shortfall) of the purchase price compared with the fair value of net assets acquired. We review purchased goodwill for impairment if events or changes in circumstances indicate that the carrying amounts may not be appropriate or as otherwise required by relevant accounting standards. The date of the annual impairment review has yet to be determined by us however in the meantime we will continue to consider any indicators of impairment or change in circumstances. Internally generated development costs are amortized over their useful lives of up to 20 years. Amortization expense was $1 and $1 for the years ended March 31, 2008 and 2007, respectively.

8. Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

9. Shipping and handling costs

Shipping and handling costs charged to customers are included in sales and shipping and handling costs incurred by the Company have been included within content and distribution and in the cost of handsets.

10. Research and Development

All research and other development costs are written off as incurred.

11. Foreign currency

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

12. Basic and Diluted Loss per Common Shares

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

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at March 31, 2008 are as follows:
Options granted	6,718,780
Options not yet subject to grant	93,610
Total number of options	6,812,390

221,552 of stock options were converted into shares on May 2, 2008.

13. Advertising and Promotional Expenditures

Advertising and promotional costs are expensed as incurred. Advertising and promotional costs were $400,989 and $683,530 for the fiscal years ended March 31, 2008 and 2007.

14. Accounting for Stock-Based Compensation

Our board of directors adopted the 2007 Incentive Compensation Plan which was approved by our stockholders in November 2007. Participants in the 2007 Incentive Compensation Plan may include employees, officers, directors, consultants, or independent contractors who the compensation committee determines shall receive awards under the plan. The 2007 Incentive Compensation Plan authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock currently reserved for issuance under the 2007 Incentive Compensation Plan is up to 9,000,000 shares.

The 2007 Incentive Compensation Plan has not yet been completed and so the fair value of all awards has not yet been estimated. No new awards have been issued under this Plan since the reverse merger.

Prior to the above 2007 Incentive Compensation Plan being adopted Cyberfund Inc. had a non-qualified stock option plan whereby stock options may have been granted to key employees, directors and executive officers designated by the Board of Directors at exercise prices equal to greater than fair market value. There were 105,000 shares reserved for issuance under that plan and at December 31, 2006, the date of the last annual filing by Cyberfund Inc., 55,000 shares were still available for grant under the plan. No options had been issued or outstanding during 2006 and no options are still available under the terms of that Plan.

We account for equity instruments issued for services and goods to non-employees under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”; Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF Issue 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” Generally, the equity instruments issued for services and goods will be shares of our common stock or warrants to purchase shares of our common stock. These shares or warrants generally will be fully-vested, non-forfeitable and exercisable at the date of grant and will require no future performance commitment by the recipient. We expense the fair market value of these securities over the period in which the related services are received.

15. Income Taxes

We account for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

We maintain a valuation allowance with respect to deferred tax assets. Our company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration our company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the Federal tax laws.

Changes in circumstances, such as our generating taxable income, could cause a change in judgment about the ability to realize the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

16. Use of Estimates

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

17. Leased assets and obligations

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

18. Retirement benefits

We operate defined contribution pension plans. The amount charged to the profit and loss account in respect of pension costs is the contributions payable in the year. Differences between contributions payable in the year and contributions actually paid are shown as either accruals or prepayments in the balance sheet.

19. Comprehensive Loss

Comprehensive loss consists of net loss and the effects of foreign currency translation.

20. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (SFAS No. 141(R)) and SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements,” which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (IASB) and are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests (formerly minority interests) in consolidated financial statements. We will adopt these standards at the beginning of our 2010 fiscal year. The effect of adoption will generally be prospectively applied to transactions completed after the end of the our 2009 fiscal year, although the new presentation and disclosure requirements for pre-existing non-controlling interests will be retrospectively applied to all prior-period financial information presented.

SFAS No. 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because this standard is generally applied prospectively, the effect of adoption on our financial statements will depend primarily on specific transactions, if any, completed after 2009.

In May 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 162 (SFAS 162), "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (SAS 69), "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS No. 159 will have a material effect on our results of operations or financial position.

During September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, during December 2007, the FASB proposed FASB Staff Position SFAS 157-2 which defered the effective date of certain provisions of SFAS 157 until fiscal years beginning after November 15, 2008. We do not believe that the adoption of SFAS 157 will have a material effect on our results of operations or financial position.

NOTE B — GOING CONCERN

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. We have not generated positive earnings since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. At March 31, 2008, our company has accumulated losses of $78,022 since inception and we currently do not have sufficient funds to continue our planned operations for the foreseeable future and we are currently raising additional funds for our operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

NOTE C — CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances with primarily one financial institution.
Some of the Company’s revenues are derived from a few customers. Customers with greater than 10% of total sales are represented on the following table:

Customer	Year Ended March 31, 2008	Year Ended March 31, 2007

A	26.6%	*
B	13.7%	*
C	*	21.1%
	40.3%	21.1%

* Sales from this customer were less than 10% of total sales for the period reported.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Customers with greater than 10% of total accounts receivable are represented on the following table:

	March 31,	March 31,
Customer	2008	2007

A	40.1%	*
D	14.6%	*
E	*	28.0%
F	*	20.4%
G	*	20.0%
	54.7%	68.4%

*   Accounts receivable from this customer were less than 10% of total accounts receivable for the period reported.

NOTE D— INVENTORIES

Inventories consisted of the following:

	March 31,	March 31,
	2008	2007

Finished goods and components in assembly	$1,298	$2

NOTE E— PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	March 31,	March 31,
	2008	2007

Other debtors	$459	$805
Labor taxes, sales taxes and similar	13	66
Prepayments and accrued income	894	629
	$1,366	$1,500

NOTE F— INVESTMENTS

Investments consist of the following:

	March 31,	March 31,
	2008	2007

ROK Mobile International Limited	$102	$-
ROK Brazil Entertainment Limitada	29	-
Other	1	-
	$132	$-

NOTE G— PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	March 31,
	2008	2007

Freehold land and buildings	$2,586	$-
Equipment, furniture and fittings	2,620	1,708
Leasehold improvements	32	32
	5,238	1,740
Less: accumulated depreciation and amortization	(1,694)	(1,131)
	$3,544	$609

NOTE H — GOODWILL

Goodwill consists of the following:

Balance at March 31, 2006	$288

Goodwill impairment	(16)

Balance at March 31, 2007	272

Goodwill on acquisitions	$3,272
Goodwill impairment	(1,962)

Balance at March 31, 2008	$1,582

Goodwill arising on acquisition principally includes $1,200 on the acquisition of Eikon Group Limited, $908 on the acquisition of Geniem Oy, $678 on the acquision of Blubox Software Limited and $489 on the acquisition of Rok Media Limited. Of these amounts it is considered at the year end that Eikon Group Limited and Rok Media Limited goodwill should be impaired together with the balance of goodwill as at March 31, 2007. Eikon Group Limited entered adminstration in April 2008, and as such, the full amount originally recognized as goodwill was deemed impaired.

NOTE I — INTANGIBLE ASSETS

Intangible assets consisted of the following:

		March 31,			March 31,
		2008			2007
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount Net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount Net
Internally generated development costs	$309	108	202	111	107	4

Amortization expense was $1 and $1 for the years ended March 31, 2008 and 2007 respectively. The addition in the year of $198, relates to internally generated development cost that were included in the fair value assets acquired with Geniem Oy during March 2008 and so no amortization has been charged in the year. The weighted average estimated life of the intangibles acquired was 10 years.

Intangible assets are amortized over their estimated economic life on a straight line basis up to a maximum of 20 years with annual impairment reviews performed. The estimated amortization expense for each of the following five years, excluding any adjustments as a result of impairment reviews, is:

Year ending March 31

2009	$21
2010	21
2011	21
2012	20
2013	20
Total	$103

NOTE J - LINE OF CREDIT, BANK

At March 31, 2008 we had a bank overdraft of $1,616. This overdraft was held by Rock Group plc which we acquired during 2008 and so there was no equivalent balance as at March 31, 2007. It was secured on the freehold property, as was the mortgage of $764 referred to in note L below. Interest is charged at 2.4% above the bank's base rate (7.6% at March 31, 2008).

NOTE K - ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	March 31,
	2008	2007

Labor taxes, sales taxes and similar	$3,819	$1,030
Accruals and deferred income	3,462	1,523
Other creditors	2,109	844
	$9,390	$3,397

NOTE L — LONG-TERM LIABILITIES, INCLUDING NOTES PAYABLE

Long-term liabilities, including notes payable, consisted of the following:

	March 31,	March 31,
	2008	2007

Promissory Notes (including accrued interest)	$14,305	$11,859
Loans (including accrued interest)	6,205	6,070
Mortgage on freehold property	494	-
Accruals, deferred income and other creditors	767	344
Finance leases	179	273
	$21,950	$18,546

Promissory Notes represent amounts loaned by, and repayable to, John Paul DeJoria. The Notes are unsecured and commenced on March 1, 2004. Each Note has a 5 year term and includes interest at 6%. Promissory Notes (including accrued interest) are payable as follows:

Year Ending March 31,	Amount

2009	$1,080
2010	7,193
2011	2,706
2012	1,622
2013	2,784
Total	$15,385

The principal balance within Loans is the amount owed to Jonathan Kendrick of $5,565 which is the currently stated balance as at November 14, 2007. This amount is unsecured and currently includes interest at 8.25%. It was agreed that the total principal and interest as at that date was not payable for 12 months and as it is anticipated that no payment will be made until after March 31, 2009 the amount has been included as long term liabilities.

Until Rock Group plc entered administration on May 8, 2008, we had a mortgage on freehold property which expires in 2010. As this was still a liability of ours as at March 31, 2008 it is shown in the above figures and split between the amount payable within one year ($270) and payable after more than one year ($494).

Within accruals, deferred income and other creditors are amounts owed to employees who agreed to a deferral of part of their payroll entitlement. The terms of the deferral were that such amounts would not become payable until the Company was profitable and cash generative. The balances of the deferral total $429 and $348 in the years ended March 31, 2008 and 2007.

NOTE M — COMPANY PENSION PLANS

The Company operates defined contribution pension plans. Under the rules of the largest plan the Company makes payments to match the contributions made by employees of up to a maximum of 3% of the monthly salary contribution made. The total amounts contributed by the Company were $71,369 and $31,051 in the years ended March 31, 2008 and 2007.

NOTE N — EQUITY TRANSACTIONS

During 2008 19,058,127 shares of common stock were sold at an average price of $0.65 per share. On completion of the reverse acquisition by us of Cyberfund Inc. there were 4,294,715 shares of common stock outstanding. 417,750 shares of common stock were issued at par in recognition of services provided and 285,714 warrants were exercised for cash of $2,000,000 at a price of $7.00 a share.

During 2007 an effective 10,142,105 shares of common stock were issued during a bonus share issue whereby every shareholder received an additional 13.27 shares for every share held. In addition an effective 11,386,372 shares of common stock were issued at par during the share-for-share exchange. 4,751,205 shares of common stock were sold during 2007 at an average price of $1.03 per share. The effects of the bonus shares have been stated retroactively in these financial statements.

NOTE O — COMMITMENTS AND CONTINGENCIES

Capital Leases

Future minimum lease payments for capital leases up to the date of their expiration are as follows:

Year Ending March 31,	Amount

2009	$166
2010	127
2011	114
2012	9
Total payments	416
Less: portion representing interest	(118)
Principal portion	298
Less: current portion	(119)
Long-term portion	$179

We lease computer equipment and vehicles under three capital lease arrangements with imputed interest of 20% to 27% per year. The leases require monthly payments $6,914 until April 2009, $5,180 until September 2010 and $4,347 until April 2011.

Other information relating to the capital leases is as follows:

As at March 31, 2008

Cost	$546
Less: accumulated amortization	(160)

Total	$386

Amortization expense for capital lease assets was $160 for the year ended March 31, 2008.

Operating Leases

Future minimum lease payments for all operating leases up to the date of their expiration are as follows:

Year Ending March 31,	Amount

2009	$307
2010	170
2011	122
2012	115
2013	80
2014	40
Total	$834

We lease two vehicles under operating lease arrangements which expire in June 2009. The monthly payments total $1,426 which gives a cost of $12,834 and $4,278 for the year ended March 31, 2008 and 2009 respectively.

Future minimum lease payments for property rental up to the date of their expiration are as follows:

Year Ending March 31,	Amount

2009	$288
2010	160
2011	122
2012	115
2013	80
2014	40
Total	$805

License fees payable to JP DeJoria

In September 2003, Rok Diamonds Limited entered into a license agreement with John Paul DeJoria, a founder of the group. The agreement provided for an exclusive license by Mr. DeJoria to enable Rok Diamonds Limited to use the DeJoria name for its business in perpetuity. The license can be terminated with the mutual written agreement of both parties with not less than six months notice. In consideration for this license, the company was to pay Mr. DeJoria $1,000 annually plus an annual amount equal to the greater of $50,000 or 3.5% of annual gross revenue of the company. The license also stated that the annual amount was to increase to the greater of $1,000,000 or 5% of annual gross revenue of the company following any trade sale or any other sale or flotation of the company or its parent company. The amounts payable to Mr. DeJoria were $471,000 and $192,000 in the fiscal years ended March 31, 2008 and 2007, respectively, which have been expensed and credited as an increase in stockholders' equity, being a liability currently waived by a shareholder.

NOTE P — STOCK-BASED COMPENSATION

Warrants - employees and contractors

The Company has issued common stock purchase warrants to employees and contractors as stock-based compensation. The Company values the warrants using the Black-Scholes pricing model. The warrants vested after three years prior to November 14, 2007 but all warrants then vested immediately on that date as a result of the share for share exchange. The warrants had an exercise period of ten years after the date of grant prior to November 14, 2007 but all warrants then had an exercise period of ten years after that date, being November 14, 2017 as a result of the share for share exchange.

Warrants issued to employees and contractors during the years ended March 31, 2008 and 2007, were as follows:

	March 31, 2008		March 31, 2007
		Weighted		Weighted
	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise
	Warrants	Price	Warrants	Price

Outstanding at beginning of year	3,184,401	$0.0037	-	$-
Granted	2,187,899	0.0037	3,184,401	0.0037
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding and exercisable at end of year	5,372,301	$0.0037	3,184,401	$0.0037

The Company recorded $15,052,315 and $1,394,708 of compensation expense for warrants granted to employees and contractors during the years ended March 31, 2008 and 2007, respectively. There were no unvested options at March 31, 2008. No options were exercised during the year ended March 31, 2008. All options are currently exercisable.

As of March 31, 2008 and 2007 the weighted average contractual life of the outstanding warrants was 9.6 years and 9.5 years, respectively.

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	2008	2007
Expected life	6.5 years	6.5 years
Dividend yield	0%	0%
Expected volatility	75.0%	90.0%
Risk-free interest rate	5.0%	4.0%

All warrants have an exercise price of $0.001 and the intrinsic value of the warrants granted at March 31, 2008 is calculated as $4.599 per warrant being the difference between the fair value of $4.600 and the exercise price which gives an aggregate intrinsic value of $24,707,212.

Warrants - non-employees and contractors
The Company has also issued common stock purchase warrants to certain investors and other strategic shareholders in connection with various transactions. The Company values the warrants using the Black-Scholes pricing model and they are recorded based on the reason for issuance.

Warrants issued to non-employees and contractors during the years ended March 31, 2008 and 2007, were as follows:

	March 31, 2008		March 31, 2007
		Weighted		Weighted
	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise
	Warrants	Price	Warrants	Price

Outstanding at beginning of year	1,075,439	$0.0037	-	$-
Granted	996,986	0.0037	1,075,439	0.0037
Exercised	(66,753)	0.0037	-	-
Expired	(565,583)	0.0037	-	-
Outstanding and exercisable at end of year	1,440,089	$0.0037	1,075,439	$0.0037

There are 93,610 common stock purchase warrants included in those granted during the year ended March 31, 2008 which have not yet vested (March 31, 2007 - nil).

As of March 31, 2008 and 2007 the weighted average contractual life of the outstanding warrants was 9.6 years and 9.5 years, respectively.

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	2008	2007
Expected life	6.5 years	6.5 years
Dividend yield	0%	0%
Expected volatility	75.0%	90.0%
Risk-free interest rate	5.0%	4.0%

All warrants have an exercise price of $0.001 and the intrinsic value of the warrants granted at March 31, 2008 is calculated as $4.599 per warrant being the difference between the fair value of $4.600 and the exercise price which gives an aggregate intrinsic value of $6,622,969.

Stock options

On November 10, 2007, our board of directors and holders of a majority of our outstanding shares of common stock adopted and approved a new 2007 Incentive Compensation Plan. The purpose of our Incentive Compensation Plan is to assist us in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors, consultants and other persons who provide services to us. No awards under the plan have been made to date.

Administration. Our Incentive Compensation Plan is to be administered by our Compensation Committee, provided, however, that except as otherwise expressly provided in the plan, the board of directors may exercise any power or authority granted to the committee under our plan. Subject to the terms of our plan, the committee is authorized to select eligible persons to receive awards, determine the type, number and other terms and conditions of, and all other matters relating to, awards, prescribe award agreements (which need not be identical for each participant), and the rules and regulations for the administration of the plan, construe and interpret the plan and award agreements, and correct defects, supply omissions or reconcile inconsistencies in them, and make all other decisions and determinations as the committee may deem necessary or advisable for the administration of our plan.

Eligibility. The persons eligible to receive awards under our Incentive Compensation Plan are the officers, directors, employees, consultants and other persons who provide services to us.

Types of Awards. Our Incentive Compensation Plan will provide for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock-based awards and performance awards.

Shares Available for Awards; Annual Per-Person Limitations. The total number of shares of common stock that may be subject to the granting of awards under our Incentive Compensation Plan at any time during the term of the plan will be equal to 9,000,000 shares. This limit will be increased by the number of shares with respect to which awards previously granted under our plan that are forfeited, expire or otherwise terminate without issuance of shares, or that are settled for cash or otherwise do not result in the issuance of shares, and the number of shares that are tendered (either actually or by attestation) or withheld upon exercise of an award to pay the exercise price or any tax withholding requirements.

Our Incentive Compensation Plan imposes individual limitations on the amount of certain awards. Under these limitations, during any 12-month period, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the plan may not exceed 1,800,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12-month period is $2,000,000 multiplied by the number of full years in the performance period.

Stock Options and Stock Appreciation Rights. The committee is authorized to grant stock options, including both incentive stock options, or ISOs, which can result in potentially favorable tax treatment to the participant, and non-qualified stock options, and stock appreciation rights entitling the participant to receive the amount by which the fair market value of a share of common stock on the date of exercise exceeds the grant price of the stock appreciation right.

Restricted and Deferred Stock. The committee is authorized to grant restricted stock and deferred stock. Restricted stock is a grant of shares of common stock which may not be sold or disposed of, and which may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period specified by the committee.

Dividend Equivalents. The committee is authorized to grant dividend equivalents conferring on participants the right to receive, currently or on a deferred basis, cash, shares of common stock, other awards or other property equal in value to dividends paid on a specific number of shares of common stock or other periodic payments.

Bonus Stock and Awards in Lieu of Cash Obligations. The committee is authorized to grant shares of common stock as a bonus free of restrictions, or to grant shares of common stock or other awards in lieu of our obligations to pay cash under our Incentive Compensation Plan or other plans or compensatory arrangements, subject to such terms as the committee may specify.

NOTE Q — INCOME TAXES

There is no current or deferred tax provision or benefit for the years ended March 31, 2008 and 2007.

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforwards that create deferred tax assets and liabilities are as follows:

	2008	2007

Current asset:
Share based payments	$5,000	$450
Property and equipment	(1,600)	(270)

Non-current asset:
Net operating loss carryforwards	9,700	9,500
Deferred tax asset	13,100	9,680
Less: valuation allowance	(13,100)	(9,680)
Net deferred tax asset	$-	$-

Deferred tax liabilities and deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Differences arise primarily from differences between tax and GAAP treatment of the accounting for such items as property, equipment, share-based payments and net operating losses. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. As of March 31, 2008, the Company had estimated net operating loss (NOL) carry forwards of at least $32million which can be carried forward indefinitely and set off against profits solely from the same trade.

Realization of the NOL carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a full valuation allowance has been recorded against the Company’s deferred tax asset.

The components of income tax benefit consist of the following:

Current:
International	(1,134)	(1,035)
Total income tax benefit	$(1,134)	$(1,035)

The income tax benefit arises as a result of the tax credit claims submitted to Her Majesty’s Revenue and Customs in the UK for the qualifying Research and Development work performed by us.

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

On April 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits and FIN 48 had no effect on shareholders’ equity. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At March 31, 2008, the Company had no accruals for the payment of tax related interest and there were no tax interest or penalties recognized in the statement of operations. The Company’s tax returns are potentially open to examinations for years 2004-2007.

The Company’s provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34.0% to loss before taxes as a result of the following:

	2008	2007

Federal statutory rate	(34.0)%	(34.0)%
Foreign rate differential	4.0	4.0
Stock-based compensation	38.0	10.0
Other	(10.9)	12.5
	(2.9)%	(7.5)%

NOTE R — SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended	Year Ended
	March 31,	March 31,
	2008	2007

Cash paid (received) for:
Interest	$52	$12
Income taxes	-	(773)

Non-cash items:
Estimate of shares to be issued for purchase of Eikon Group Limited	1,500	-
Shares to be issued for purchase of Blubox Software Limited	663	-
Shares to be issued for purchase of Geniem Oy	587	-
Conversion of note payable into common stock	2,000	-

NOTE S — RELATED PARTY TRANSACTIONS

The Company had the following balances with affiliated companies as at March 31, 2008 and 2007:

Due to affiliated undertakings:

	March 31, 2008 $000	March 31, 2007 $000
Rok Mobile International Limited	$1,088	$-
Rok Voice Limited	496	465
Just Drunk Limited	384	377
Rok Media Limited	-	298
Other balances (less than $100)	96	10
	$2,064	$1,150

Due from affiliated undertakings:

	March 31, 2008 $000	March 31, 2007 $000
Rok Mobile Limited	$1,084	$-
Rok Asset Management Limited	723	69
Beijing Sun Up Trade Development Co., Limited	422	-
Rok Talk Limited	120	-
Rok Media Limited	-	118
Other balances (less than $100)	174	70
	$2,523	$257

The above companies are deemed to be affiliates by virtue of common control and/or interests held by the Company and/or the directors of the Company.

Sales

Services and other sales in the year ended March 31, 2008 include $2,000,000 (2007 - $nil) from the sale of a license to Rok Mobile International Limited for use of all our products and services.

Consultancy services from Rok Asset Management Limited

During the year Rok Asset Management Limited provided consultancy services to us and an amount of $198,000 was offset (treated as paid) against the loan amount payable to us by that company.

Transactions with John Paul DeJoria

As of March 31, 2008, we owed John Paul DeJoria, a co-founder, $13,120,000 excluding accrued interest which, as of March 31, 2008, totaled approximately $2,264,633. These amounts were lent through a number of promissory notes that begin to mature in March 2009. The Notes are unsecured and commenced on March 1, 2004. Each Note has a 5 year term and attracts interest at 6%. Promissory Notes (including accrued interest) are payable as follows:

(amounts in thousands)

Year Ending March 31,	Amount

2009	$1,080
2010	7,193
2011	2,706
2012	1,622
2013	2,784
Total	$15,385

In September 2003, Rok Diamonds Limited entered into a license agreement with John Paul DeJoria. The agreement provided for an exclusive license by Mr. DeJoria to enable Rok Diamonds Limited to use the DeJoria name for its business in perpetuity. The license can be terminated with the mutual written agreement of both parties with not less than six months notice. In consideration for this license, the company was to pay Mr. DeJoria $1,000 annually plus an annual amount equal to the greater of $50,000 or 3.5% of annual gross revenue of the company. The license also stated that the annual amount was to increase to the greater of $1,000,000 or 5% of annual gross revenue of the company following any trade sale or any other sale or flotation of the company or its parent company. The amounts payable to Mr. DeJoria were $471,000 and $192,000 in the fiscal years ended March 31, 2008 and 2007, respectively, which have been expensed and credited as an increase in stockholders' equity, being a liability currently waived by a shareholder.

Transactions with Jonathan Kendrick

As of March 31, 2008, we owed Jonathan Kendrick, our Chairman and a co-founder, $5,564,521 including accrued interest. This amount is unsecured and currently attracts interest at 8.25%. It was agreed that the total principal and interest as at that date was not payable for 12 months and as it is anticipated that no payment will be made until after March 31, 2009 the amount has been included as long term liabilities.

Transactions with James Kendrick

As of March 31, 2008, we owed James Kendrick, our Chief Operating Officer $89,600 including accrued interest. This amount is unsecured, currently attracts interest at 7.25% and has no specific terms of repayment.

Transactions with Alex Renny

As of March 31, 2008, we owed Alex Renny, our Chief Financial Officer, Treasurer and Secretary $220,287 including accrued interest. This amount is unsecured, currently attracts interest at 7.25% and has no specific terms of repayment.

Transactions with Lord (Benjamin) Mancroft

As of March 31, 2008, we owed Lord (Benjamin) Mancroft, our Deputy Chairman $351,740 in unpaid consultancy fees. This amount is unsecured and has no specific terms of repayment.

NOTE T — ACQUISITIONS MADE DURING THE YEAR ENDED MARCH 31, 2008
(amounts in thousands of dollars except for share data)

ACQUISITION OF BLUBOX SOFTWARE LIMITED

On June 12, 2007, we completed a transaction to acquire 51% of Blubox Software Limited (“Blubox”). The consideration payable was stock options to purchase up to 28,383 shares of common stock of Rok Entertainment Group Limited depending upon the performance of the business in the twelve month period to June 30, 2008. Following the reverse acquisition, the stock options were exchanged for stock options to purchase up to 157,886 shares of Company common stock. As the number of shares to be granted is currently unknown and dependent on the performance of the business, the final consideration has not been calculated for the year ended March 31, 2008 in relation to this transaction. The goodwill for the year ended March 31, 2008 is for the performance that has been achieved as at that date and hence the number of share options that would be realized on that basis. Upon satisfaction of this contingency, the entire purchase price would be recorded as goodwill since Blubox Software Limited had nominal net assets to be recorded. Blubox was acquired to increase our product and services portfolio and its results have been included in our results since the date of acquisition. The total consideration earned at March 31, 2008 was $663.

ACQUISITION OF FUN LITTLE MOVIES INC.

On November 14, 2007, the Company closed the transaction to acquire 51% of Fun Little Movies Inc. (“FLM”) for a total consideration of stock options to purchase up to 125,000 shares of Company common stock and a guaranteed commitment to pay $800,000 in equal installments over the following 24 months which FLM is to use as ongoing working capital for the operation. In the financial statements for the year ended March 31, 2008, the Company has expensed $575,000 being the amount relating to the stock options and has also expensed $392,000 being the guaranteed commitment. This has resulted in a total charge to the income statement for the year of $967,000. Since Fun Little Movies Inc. is a development stage company, business combination accounting as required by SFAS 141 is not applicable. FLM was acquired to increase our product and services portfolio and its results have been included in our results since the date of acquisition

ACQUISITION OF EIKON GROUP LIMITED

On December 5, 2007, we completed a transaction to acquire 51% of Eikon Group Limited. This acquisition was made to increase our product and services portfolio and the groups results have been included in our results since the date of acquisition.

The maximum consideration to be payable was stock warrants to purchase up to 50,835 shares of common stock of Rok Entertainment Group Limited depending upon the accuracy of the balance sheet provided by their board as at October 31, 2007. This number of stock warrants was to represent a maximum purchase price of $2,000,000.

Following the reverse acquisition, the stock warrants were exchanged for stock warrants to purchase up to 282,778 shares of Company common stock. The number of shares to be granted is dependent on the accuracy of the October 31, 2007 balance sheet and this was to be determined by May 26, 2008. The Goodwill calculated on this transaction, assuming the maximum consideration of $2,000,000 was to be payable, is detailed below:

$000
Share of tangible fixed assets	1,233
Share of current assets	1,484
Share of liabilities assumed	(2,417)
Share of net assets acquired	300

Maximum consideration payable	2,000
Maximum Goodwill	1,700

Rock Group plc was the principal trading company owned by Eikon Group Limited. It entered administration on May 8, 2008 due to the size of its debts and the prevailing market conditions. Consequently the Company is still currently working out the correct number of option shares to be granted as the consideration for the transaction.

In the calculations in this report the Company has assumed that the consideration payable has been reduced to the equivalent number of stock options to represent $1,500,000. However the outcome is currently uncertain and management considers this purchase price to be the best estimate based upon all available information. This purchase price is still preliminary and will be adjusted in future quarters.

Our consolidated financial statements for the year ended March 31, 2008 include the financial results of Eikon Group Limited from the date of acquisition. The following table contains pro forma results for the years ended March 31, 2008 and 2007, as if the acquisition had occurred at April 1, 2006 and after adjustment for minority interest:

	Year ended March 31,	Year ended March 31,
	2008	2007
(in thousands of dollars except for share data)
Total revenues from continuing operations	$20,674	$15,663

Net loss	$(35,744)	$(11,283)

Net loss per share basic	$(0.70)	$(0.42)

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the years presented, nor do they claim to be indicative of the results that will be obtained in the future. The above pro forma financial results include the results of operations of Eikon Group Limited in its entirety during this period.

ACQUISITION OF GENIEM OY

On March 1, 2008, the Company closed the transaction to acquire 51% of Geniem Oy (“Geniem”) for a total consideration of stock options to purchase up to 127,500 shares of Company common stock and a guaranteed commitment to pay Euros250,000 in installments over the following 12 months which Geniem is to use as ongoing working capital for the operation. In the financial statements for the year ended March 31, 2008, the Company has recorded goodwill of $907,643 being the amount relating to the stock options ($586,500), the guaranteed commitment made of funding which is for the benefit of the minority shareholders ($185,306) and the share of the net liabilities acquired ($135,837). Geniem was acquired to increase the number of media platforms on which our products and services can be sold and its results have been included in our results since the date of acquisition. The purchase price allocation for Geniem has not yet been finalized.

NOTE U — SEGMENT DISCLOSURE AND MAJOR CUSTOMERS

The Company views its operations and manages its business as one reportable segment. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through its headquarters in the United Kingdom and its main subsidiaries operating in China and Europe.

Net sales per geographic region, based on location of end customer, are summarized as follows:

	Year ended March 31,	Year ended March 31,
	2008	2007

PRODUCT SALES
USA	$67	$1
UK	3,463	933
Europe	2,564	7
India	3,891	-
Kazakstan	1,498	-
South Africa	-	219
Other rest of world	114	23

	$11,597	$1,183

SERVICES SALES		x
UK	$2,021	$71
Europe	-	6
Rest of world	967	2,944

	$2,988	$3,021

TOTAL SALES	$14,585	$4,204

Geographic segments of property and equipment and intangible assets are as follows:

	Year ended March 31,	Year ended March 31,
	2008	2007

PROPERTY AND EQUIPMENT
UK	$3,429	$473
Europe	16	-
China	99	136
TOTAL	$3,544	$609

	Year ended March 31,	Year ended March 31,
	2008	2007

GOODWILL AND INTANGIBLE ASSETS
UK	$674	$272
Europe	1,107	-
China	3	4
TOTAL	$1,784	$276

NOTE X — WARRANTS ISSUED

On November 12, 2007, the Company issued an 8% convertible term promissory note in the principal amount of $2,000,000. Attached to this note was a warrant to purchase up to 250,000 shares of Company common stock. The warrant is exercisable for a period of one year from the date of issuance at a price of $12.00 per share and the cost allocated to the warrant is $70,854. Given an anticipated exercise of the note payable, the full amount has been recognized as interest expense in the financial statements. The factors that were used to calculate this amount were:

Expected life	1 year
Dividend yield	0%
Expected volatility	75.0%
Risk-free interest rate	5.0%

NOTE V — SUBSEQUENT EVENTS

ACQUISITION OF JALIPO LIMITED AND JALIPO MEDIA LIMITED

On April 30, 2008, the Company acquired 100% of Jalipo Limited and Jalipo Media Limited, its wholly owned subsidiary and a development stage company, for a total consideration of 600,000 shares of the Company’s common stock which equates to $4,800,000 at the fair value of the common stock at that time of $8.00 a share. Neither company had generated significant revenues and both had minimal net assets at the date of acquisition. The purchase price allocation has not yet been completed.

DISPOSAL OF ROCK GROUP PLC

On May 8, 2008, Rock Group plc, the principal trading company owned by Eikon Group Limited, entered administration due to the size of its debts and the prevailing market conditions. The assets and business of the company have now been sold by the administrator to Stone Computers Limited for a notional amount and the calculation of the issuance of our shares of common stock, as referred to in note T, is anticipated to be calculated by the date of filing of our 10-QSB for the quarter ended June 30, 2008.

FUNDRAISING ACTIVITIES

Since March 31, 2008 we have sold 375,000 shares of common stock at $8.00 a share. This has generated $3,000,000 of which $1,000,000 was received prior to the year end. We are currently undergoing a further round of fundraising in the public market to obtain funds for ongoing working capital and acquisitions.

EXHIBIT INDEX

The exhibits listed in the following Exhibit Index are filed as part of this annual report.

Exhibit Number and Description

2.1	Share Exchange Agreement, dated April 27, 2007, between Cyberfund, Inc. and ROK Entertainment Group Limited.(1)

2.2	Amendment No. 1 to Share Exchange Agreement, dated July 10, 2007, between Cyberfund, Inc. and ROK Entertainment Group Limited. (2)

2.3	Amendment No. 2 to Share Exchange Agreement, dated as of November 12, 2007, between Cyberfund, Inc. and ROK Entertainment Group Limited. (2)

2.4	Amendment No. 3 to Share Exchange Agreement, dated as of November 14, 2007, between Cyberfund, Inc. and ROK Entertainment Group Limited. (2)

2.5	Agreement and Plan of Merger, dated December 28, 2007, by and between Cyberfund, Inc. and ROK Entertainment Group Inc.

3.1	Certificate of Incorporation of ROK Entertainment Group Inc., filed December 13, 2007 with the Secretary of State of the State of Delaware.

3.2	By-laws of ROK Entertainment Group Inc.

3.3	Certificate of Merger of Cyberfund, Inc. with and into ROK Entertainment Group Inc., filed December 28, 2007 with the Secretary of State of the State of Delaware.

10.1	ROK Entertainment Group Inc. 2007 Incentive Compensation Plan. (3)

10.2	Form of Employment Agreement between ROK Entertainment Group Limited and its officers. (3)

14.1	Code of Business Ethics.

21.1	Subsidiaries of ROK Entertainment Group Inc.

31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a).

32.1	Certifications pursuant to Sec. 906.

(1)	Incorporated by reference to the exhibits included with our current report on Form 8-K, dated April 27, 2007, and filed with the SEC on May 1, 2007.

(2)	Incorporated by reference to the exhibits included with our current report on Form 8-K, dated November 14, 2007, and filed with the SEC on November 16, 2007.

(3)	Incorporated by reference to the exhibits included with our current report on Form 8-K, dated November 14, 2007, and filed with the SEC on November 20, 2007.