Form 10KSB/A
period 2008-03-31
ROK ENTERTAINMENT GROUP INC.
filed 2008-07-01
CIK 863139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB/A
(Amendment No. 1)

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

The aggregate market value of the common equity held by non-affiliates of the issuer at June 30, 2008 was approximately $110 million, based upon the current share price of $20.50.

As of June 30, 2008, the issuer had outstanding 54,144,331 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): ☐ Yes     ☑ No

ROK ENTERTAINMENT GROUP INC.

TABLE OF CONTENTS

Explanatory Note		2

PART III.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	2

Signatures		3

Certifications		4

EXPLANATORY NOTE

ROK Entertainment Group Inc. is filing this Amendment No. 1 to its annual report on Form 10-KSB for the fiscal year ended March 31, 2008 (the “2007 Form 10-KSB”), which was originally filed on June 30, 2008, to replace the table entitled “Equity Compensation Plan Information” at the end of Item 11 of the 2007 Form 10-KSB. The last column of the table was truncated in the 2007 Form 10-KSB as a result of an Edgar transcription error. This amendment reprints that table in its entirety. The remainder of Item 11 and the rest of the 2007 Form 10-KSB remain unchanged.

PART III.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be |issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	4,951,891	$.0037	4,048,109

Equity compensation plans not approved by security holders	0	$--	0

Total	4,951,891	$.0037	4,048,109

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 1, 2008

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

Signature	Title	Date

/s/ Laurence Alexander Laurence Alexander	Chief Executive Officer and Director (principal executive officer)	July 1, 2008

/s/ Alex Renny Alex Renny	Chief Financial Officer, Treasurer, Secretary and Director (principal financial and accounting officer)	July 1, 2008

/s/ Jonathan Kendrick Jonathan Kendrick	Chairman of the Board	July 1, 2008

/s/ Lord (Benjamin) Mancroft Lord (Benjamin) Mancroft	Deputy Chairman of the Board	July 1, 2008

/s/ James Kendrick James Kendrick	Chief Operating Officer and Director	July 1, 2008