Form 10-Q
period 2008-06-30
ROK ENTERTAINMENT GROUP INC.
filed 2008-08-14
CIK 863139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

+44 (0) 1902 374896
(Registrant’s Telephone Number, Including Area Code)
_____________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of August 14, 2008, the issuer had outstanding 54,144,331 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ROK ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except for share data)

	June 30, 2008	March 31, 2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$244	$1,319
Accounts receivable, net	9,250	9,405
Inventories	3	27
Prepaid expenses and other current assets	1,489	966
Due from affiliated companies	2,774	2,523
Current assets retained and relating to discontinued operations	-	2,605
TOTAL CURRENT ASSETS	13,760	16,845

INVESTMENTS	132	132
PROPERTY AND EQUIPMENT, net	982	751
GOODWILL	6,383	1,582
INTANGIBLE ASSETS, net	202	202
Property and equipment retained and relating to discontinued operations	-	2,793
TOTAL ASSETS	$21,459	$22,305

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$10,928	$10,409
Accrued liabilities	9,973	8,944
Due to affiliated companies	1,433	2,064
Due to related parties	5,451	1,390
Current portion of loans	475	937
Current portion of capital lease obligations	102	107
Current liabilities retained and relating to discontinued operations	-	4,160
TOTAL CURRENT LIABILITIES	28,362	28,011

LONG-TERM LIABILITIES
Due to related parties	18,112	19,869
Other long-term liabilities	1,276	1,569
Long-term liabilities retained and relating to discontinued operations	-	512
TOTAL LONG-TERM LIABILITIES	19,388	21,950
TOTAL LIABILITIES	47,750	49,961

MINORITY INTEREST	(1,305)	(1,618)
SHAREHOLDERS’ DEFICIT
Common stock, $0.001 par value, 100,000,000 shares authorized; 54,144,331 and 51,100,277 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	54	51
Additional paid-in capital	75,974	53,800
Accumulated other comprehensive loss	(2,111)	(1,867)
Accumulated deficit	(98,903)	(78,022)
Total shareholders’ deficit	(24,986)	(26,038)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$21,459	$22,305

See accompanying Notes to Unaudited Financial Statements.

ROK ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars except for share data)
(unaudited)

	Three Months Ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)
Sales
Product sales	$699	$275
Services and other	333	321

Total sales	1,032	596
Operating expenses:
Content and distribution	532	497
Product development	3,079	1,531
Sales and marketing expenses	1,274	1,872
General and administrative expenses	16,399	1,111
Depreciation and amortization	139	109
License fee payable to related party	256	-

Total operating expenses	(21,679)	(5,120)

Operating loss	(20,647)	(4,524)

Interest income	1	16
Interest expense	(386)	(320)

Operating loss before taxation	(21,032)	(4,828)

Income tax benefit	268	238
		4
Operating loss after taxation	(20,764)	(4,590)

Minority interest	250	75

Loss from continuing operations	(20,514)	(4,515)
Loss from discontinued operations:
Operating loss from discontinued operations	(38)	-
Loss on disposal of discontinued operations	(329)	-
	(367)	-

Net loss	$(20,881)	$(4,515)

Basic and diluted loss from continuing operations per common share	$(0.389)	$(0.146)
Basic and diluted loss from discontinued operations per common share	(0.007)	-
Basic and diluted loss from continuing and discontinued operations per common share	(0.396)	(0.146)

Basic weighted average shares outstanding	52,670,145	30,886,442

See accompanying Notes to Unaudited Financial Statements.

ROK ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Three Months Ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(20,881)	$(4,515)
Adjustments to reconcile net loss to net cash used in operating activities
Minority interest in net loss	(250)	(75)
Depreciation and amortization	139	109
Issuance of common stock, options and warrants as compensation expense	14,620	952
License fee payable to related party	256	-

Change in assets and liabilities
Accounts receivable	784	681
Income tax receivable	(266)	(238)
Inventories	1,291	2
Prepaid expenses and other current assets	(105)	(711)
Accounts payable	(1,293)	(262)
Accrued liabilities	245	(1,014)
Accrued interest	683	278
Net cash used in operating activities	(4,777)	(4,793)

Cash flows used in investing activities
Purchases of equipment	(8)	(107)
Purchases of intangible assets	-	(44)
Net cash used in investing activities	(8)	(151)

Cash flows provided by financing activities
Proceeds from issuance of common stock and equity units	2,000	3,199
Proceeds from long-term notes payable	-	2,140
Proceeds from short-term loans	1,461	-
Proceeds from exercise of stock options	1	-
Payments on capital leases	(28)	(36)
Net cash provided by financing activities	3,434	5,303

Affect of foreign currency translation	(28)	(113)

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,379)	246
Cash and cash equivalents at beginning of period	1,623	129
Cash and cash equivalents at end of period	$244	$375

See accompanying Notes to Unaudited Financial Statements.

ROK ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(amounts in thousands of dollars except where stated in millions or where share data)

NOTE A — NATURE OF BUSINESS AND OPERATIONS AND BASIS OF PRESENTATION

Nature of Business and Operations

ROK Entertainment Group Inc. (collectively with its subsidiaries, “the Company”) is a Delaware corporation. The Company was formed originally as a Nevada corporation in April 1987.

The Company’s subsidiaries sell content, products, applications and services to carriers, handset manufacturers and end users throughout the world. The Company has developed its own software applications and provides a worldwide multimedia platform which includes (but not exclusively) the streaming of live TV, audio and video-on-demand services on wireless devices. The Company is a mobile media group that licenses these proprietary technologies and sells and distributes hardware and content through its product portfolio. The Company’s objective is to be an innovator of technology, applications and services for the new wireless paradigm and to capitalize on emerging industry trends through its portfolio of products and services which have been developed internally or from acquisitions.

On November 14, 2007, the Company completed a share exchange transaction pursuant to the terms of a Share Exchange Agreement, dated as of April 27, 2007, as amended by Amendment No. 1 thereto dated as of July 10, 2007, Amendment No. 2 thereto dated as of November 12, 2007, and Amendment No. 3 thereto dated as of November 14, 2007 (as so amended, the “Share Exchange Agreement”). Under the Share Exchange Agreement, the Company acquired substantially all of the outstanding ordinary shares of Rok Entertainment Group Limited, a corporation organized under the laws of England and Wales (“ROK”). ROK was founded in May 2004 with the intention to design and develop the technology required to deliver audio-visual content to mobile phones. In November 2007, just prior to the share exchange transaction, ROK completed the acquisition of the share capital of Rok Corporation Limited, a corporation organized under the laws of England and Wales (“RCL”), which was founded in 2002 to create new technology for the delivery and play of gaming devices to mobile phones. Following the share exchange transaction, the existing stockholders of ROK became the majority owners of the Company.

Pursuant to the Share Exchange Agreement, the Company issued 45,956,161 shares of its common stock, par value $0.001 per share, in exchange for all the ordinary shares of ROK. At closing, shareholders of ROK received approximately 5.56 shares of the Company’s common stock for each ordinary share of ROK in the share exchange transaction. As a result, at closing the Company issued 45,956,161 shares of its common stock to the former shareholders of ROK, representing 92% of its outstanding common stock following the share exchange transaction, in exchange for the outstanding ordinary shares of ROK. The consideration issued in the share exchange transaction was determined as a result of arm’s-length negotiations between the parties.

Prior to the share exchange transaction, the Company was a non-operating public shell company named Cyberfund, Inc. Following the share exchange transaction, the Company reincorporated in Delaware, changed its name to ROK Entertainment Group Inc. and continued to carry on the operations of ROK as its sole business. In connection with the name change, the Company obtained the new ticker symbol ROKE.OB for quotation on the OTC Bulletin Board. For accounting purposes, the share exchange was treated as a recapitalization of ROK with ROK as the acquirer (a reverse acquisition). The historical financial statements prior to November 14, 2007 are those of ROK and RCL combined. As a result of the share exchange transaction, the current operations of the Company described in this quarterly report on Form 10-Q bear little resemblance to those in the Company’s quarterly report on Form 10-QSB for the three months ended June 30, 2007.

Basis of Presentation

For accounting purposes the share exchange transaction has been treated as a recapitalization of ROK with ROK as the acquirer (a reverse acquisition). The historical financial statements prior to November 14, 2007 are those of ROK and RCL combined. As Cyberfund Inc. was a non-operating public shell company this is treated as a capital stock transaction rather than a business combination and accordingly no pro forma information is presented.

Upon the completion of the share exchange transaction Cyberfund Inc. changed its name to ROK Entertainment Group Inc. The Company has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include all wholly and majority-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended March 31, 2008 which was filed by the Company on June 30, 2008.

The Company believes that all necessary adjustments have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending March 31, 2009.

Merger of Rok Entertainment Group Limited and Rok Corporation Limited

Prior to the reverse acquisition referred to above, ROK had acquired the entire issued common stock of RCL by means of a share-for-share exchange whereby each share held in RCL was swapped with a share in ROK. These shares rank pari passu and have exactly the same rights and entitlements such that the combined common stock of ROK after the transaction was exactly double that before the transaction. Given this non-equity consideration, the genuine combination of the interests, the dominance of the same management team and the majority controlling shareholders of both companies being the same this transaction was treated as a merger for accounting purposes.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to exercise its judgment. Management exercises considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of the Company’s assets and liabilities, the Company’s recognition of revenues and expenses, and disclosures of commitments and contingencies at the date of the financial statements.

On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on a variety of factors including the Company’s historical experience, knowledge of the Company’s business and industry, current and expected economic conditions, the composition of the Company’s products and services, and the regulatory environment. Management periodically re-evaluates its estimates and assumptions with respect to these judgments and modifies its approach when circumstances indicate that modifications are necessary.

While management believes that the factors it evaluates provide it with a meaningful basis for establishing and applying sound accounting policies, management cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

A description of significant accounting polices that require management to make estimates and assumptions in the preparation of the Company’s consolidated financial statements are as follows:

Financial statements

The carrying amounts for all financial instruments approximate fair value. The carry amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of long-term debt and deferred liabilities retirement benefits approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

1. Revenue Recognition

The Company recognizes revenue primarily from product sales and the provision of content and other entertainment services on mobile telephones.

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is probable.

Product sales

The Company recognizes revenue on product sales generally upon shipment of the product or customer acceptance depending upon the contractual arrangements with the customer. Any shipping charges to be billed to customers are included in sales and any related shipping costs are included in cost of sales.

Services and other

Software services revenue is recognized as and when services are performed with any maintenance and support revenues being recognized ratably over the term of the contract, which is typically one to three years. In situations where post contract services (“PCS”) is included during the first year of the license and such support is insignificant and upgrades/enhancements are not provided, the revenue attributable to PCS is recognized upon shipment or customer acceptance of the software license.  In situations where PCS is included during the first year of the license and such support is significant and upgrades/enhancements are frequent, the revenue attributable to PCS is recognized ratably over the support period based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for arrangements with significant PCS, all revenue is deferred and recognized ratably over the support period.

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

5. Investments

Investments consist of amounts invested in the unlisted equity of privately held companies for business and strategic purposes. The securities of these companies are not publically traded and so are recorded at cost. The Company does not exercise significant influence over the operating or financial policies of the companies in which it has invested and as such has accounted for these investments on the cost method.

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

Freehold land and buildings	40 years
Leasehold improvements	5 years
Equipment, furniture and fittings	3 years

7. Intangible Assets

Intangible assets consist of goodwill and internally generated development costs. Goodwill represents the excess (or shortfall) of the purchase price compared with the fair value of net assets acquired. The Company reviews purchased goodwill for impairment if events or changes in circumstances indicate that the carrying amounts may not be appropriate or as otherwise required by relevant accounting standards. The date of the annual impairment review has yet to be determined by management; however, in the meantime, the Company will continue to consider any indicators of impairment or change in circumstances.

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

9. Shipping and Handling Costs

Shipping and handling costs charged to customers are included in sales, and shipping and handling costs incurred by us have been included within content and distribution and in the cost of handsets.

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

12. Basic and Diluted Loss per Common Share

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

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at June 30, 2008 are as follows:

Options granted	6,499,674
Options not yet subject to grant	91,164
Total number of options	6,590,838

13. Advertising and Promotional Expenditures

Advertising and promotional costs are expensed as incurred.

14. Accounting for Stock-Based Compensation

The Company’s board of directors adopted the 2007 Incentive Compensation Plan which was approved by the Company’s stockholders in November 2007. Participants in the 2007 Incentive Compensation Plan may include employees, officers, directors, consultants, or independent contractors who the compensation committee determines shall receive awards under the plan. The 2007 Incentive Compensation Plan authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock that are reserved for issuance under the 2007 Incentive Compensation Plan are up to 9,000,000 shares, of which approximately 4,000,000 shares are still available for issuance under the Plan and the stock options already issued in accordance with the Plan are included within the total number of outstanding stock options shown above.

The Company accounts for equity instruments issued for services and goods to non-employees under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”; Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF Issue 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” Generally, the equity instruments issued for services and goods will be shares of the Company’s common stock or warrants to purchase shares of common stock. These shares or warrants generally will be fully-vested, non-forfeitable and exercisable at the date of grant and will require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the related services are received.

15. Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the ability to realize the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted provisions of FIN 48 on January 1, 2007. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. The Company has no material amount of accrued liabilities for interest or penalties recorded related to unrecognized tax benefits. The Company's tax returns are open to examination for the years 2005 and onwards.

16. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates of management are the allowance for doubtful accounts, deferred tax assets, deferred revenue, depreciable lives and methods of property and equipment, valuation of warrants and other stock-based compensation and valuation of recorded goodwill and intangible assets. The Company’s actual results could differ from those estimates.

17. Leased Assets and Obligations

Where assets are financed by leasing agreements that give rights approximating to ownership (“finance leases”), the Company treats the assets as if they had been purchased outright. The amount capitalized is the cost of the asset acquired, which approximates to the present value of the minimum lease payments payable during the lease term. The corresponding leasing commitments are shown as obligations to the lessor. The Company treats lease payments as consisting of capital and interest elements, and the interest is charged to the profit and loss account in proportion to the remaining balance outstanding on a straight line basis. All other leases are “operating leases” and the annual rentals are charged to the profit and loss account on a straight line basis over the lease term.

18. Retirement Benefits

The Company operates defined contribution pension plans. The amount charged to the profit and loss account in respect of pension costs is the contributions payable in the year. Differences between contributions payable in the year and contributions actually paid are shown as either accruals or prepayments in the balance sheet.

19. Comprehensive Loss

Comprehensive loss consists of net loss and the effects of foreign currency translation.

Discontinued Operations

On May 8, 2008, the Company sold certain assets and transferred certain liabilities related to its Rock Group plc division.

The results of the Rock Group plc product line are presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheets entitled “Loss from discontinued operations” and “Assets/Liabilities retained and relating to discontinued operations.” In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations (see Note C).

Recent Accounting Pronouncements

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, during December 2007, the FASB proposed FASB Staff Position SFAS 157-2 which delays the effective date of certain provisions of SFAS 157 until fiscal years beginning after November 15, 2008. Effective April 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No 115” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 was effective for the Company beginning in the first quarter of fiscal 2009. The adoption of SFAS 159 in the first quarter of fiscal 2009 did not impact the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (“IASB”) and are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests (formerly minority interests) in consolidated financial statements. The Company will adopt these standards at the beginning of its 2010 fiscal year. The effect of adoption will generally be prospectively applied to transactions completed after the end of the 2009 fiscal year, although the new presentation and disclosure requirements for pre-existing non-controlling interests will be retrospectively applied to all prior-period financial information presented.

SFAS 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because this standard is generally applied prospectively, the effect of adoption on the Company’s financial statements will depend primarily on specific transactions, if any, completed after March 31, 2009.

During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company does not believe that the adoption of SFAS 161 will have a material effect on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The Company does not believe that the adoption of this statement will have a material effect on the Company’s financial statements.

NOTE B — GOING CONCERN

The Company’s condensed financial statements as of and for the three months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue in the foreseeable future. As of June 30, 2008, the Company had an accumulated deficit of $98.903 million. The level of cash required for operations during the remaining quarters of the fiscal year ending March 31, 2009 is difficult to predict, and management anticipates that continued development and commercialization of its intellectual property rights will require additional capital. These matters could raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional debt or equity financing as it continues to develop and commercialize its intellectual property rights. However, the Company may not be able to obtain such financing on acceptable terms or at all. If the Company is unable to obtain such additional financing, it will be required to significantly revise its business plan and drastically reduce operating expenditures such that it may not be able to develop or enhance its products, gain market share, or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial condition and results of operations. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C — ACQUISITION/DISPOSAL IN THREE MONTH PERIOD ENDED JUNE 30, 2008

Acquisition of Jalipo Limited and Jalipo Media Limited

On April 30, 2008, the Company completed a transaction to acquire all of the outstanding shares of Jalipo Limited for a total consideration of 0.600 million shares of the Company’s common stock. This equates to a total consideration of $4.800 million at the fair value of the common stock at that time of $8.00 per share. Neither Jalipo Limited nor its wholly owned subsidiary, Jalipo Media Limited, has generated any significant revenues to date and both had nominal net liabilities at the date of acquisition. However, as the companies had a developed product they are no longer considered to be in a development stage and the amount of the total consideration and net liabilities acquired has currently been treated as goodwill in the financial statements of the Company for the three months ended June 30, 2008. This allocation is considered preliminary and will be finalized in subsequent quarters.

Jalipo Limited was acquired to increase the number of media platforms on which the Company’s products and services can be sold and its results have been included in the Company’s results since April 30, 2008, the date of acquisition.

Acquisition of Eikon Group Limited and Subsequent Disposal of Rock Group plc

On December 5, 2007, the Company completed a transaction to acquire 51% of Eikon Group Limited. The consideration payable was stock options to purchase up to 50,835 shares of the ordinary shares of ROK depending upon the accuracy of the balance sheet provided by their board as at October 31, 2007. Following the reverse acquisition, the stock options were exchanged for stock options to purchase up to 282,778 shares of the Company’s common stock. The number of shares to be granted was dependent on the accuracy of the October 31, 2007 balance sheet that was provided and this was to be determined by May 26, 2008 and would lead to a maximum consideration of $2.000 million. The Company recorded the transaction in the financial statements for the year ended March 31, 2008 as if shares with a total value of $1.500 million had been issued as this was the expected reduced consideration at that time and the goodwill arising was written off in full in the income statement.

On May 8, 2008, Rock Group plc, the principal trading company owned by Eikon Group Limited, entered insolvency administration in the United Kingdom due to the size of its debts and the prevailing market conditions. The assets and business of that company have now been sold by the administrator to Stone Computers Limited for a notional amount.

The following are the condensed statements of operations of the discontinued operations of Rock Group plc for the three months ended June 30, 2008. Due to the acquisition date, there are no comparative figures for the three months ended June 30, 2007:

Three months ended June 30, 2008
Product sales	358

Operating expenses:
Content and distribution	148
Product development	97
Sales and marketing expenses	52
General and administrative expenses	62
Depreciation and amortization	15
Total operating expenses	374

Operating loss	(16)

Other income	1
Interest payable	(23)

Loss on disposal of Rock Group plc	(329)

Loss from discontinued operations	(367)

There were no assets or liabilities retained relating to the discontinued operations of Rock Group plc at June 30, 2008.

The number of shares to be granted on the transaction has now been agreed as 113,111 giving a total consideration of $0.800 million. Consequently, an adjustment of $0.700 million has been recorded in the financial statements for the three months ended June 30, 2008, being an adjustment to APIC and as loss on discontinued operations.

The pro-forma information for the three months ended June 30, 2007 for the acquisition of Rock Group plc was not included as the subsidiary was not acquired until December 5, 2007 and was disposed of in the current period and pro-forma information related to the three months ended June 30, 2007 would not reflect comparative information to the results of operations for the three months ended June 30, 2008.

NOTE D — DOMESTIC AND FOREIGN OPERATIONS

Net sales per geographic region are summarized as follows:

	Three Months Ended
	June 30,	June 30,
	2008	2007

PRODUCT SALES
USA	$173	$-
UK	526	275

	699	275

SERVICES SALES
UK	107	1
Europe	193	1
China	32	319
Rest of world	1	-

	333	321

Total sales	$1,032	$596

NOTE E - CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances with primarily one financial institution.

Some of the Company’s revenues are derived from a few customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended
	June 30,	June 30,
Customer	2008	2007
A	19.1%	*
B	11.8%	*
C	*	47.1%
	30.9%	47.1%

*	These customers did not represent sales in excess of 10% for the three months ended June 30, 2008 and 2007.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Customers with greater than 10% of total accounts receivable are represented on the following table:

Customer	June 30, 2008	March 31, 2008
D	37.3%	37.3%
E	15.3%	13.6%
	52.6%	50.9%

NOTE F — ACCRUED LIABILITIES

Accrued liabilities payable within 12 months consist of the following:

	June 30,	March 31,
	2008	2008
Labor taxes, sales taxes and similar	$4,548	$3,617
Accruals and deferred income	3,893	3,382
Other creditors	1,532	1,945
	$9,973	$8,944

NOTE G — DUE TO RELATED PARTIES

Amounts due to related parties payable within 12 months consisted of the following:

	June 30,	March 31,
	2008	2008
Promissory notes (including accrued interest)	$3,002	$1,080
Loans (including accrued interest)	2,449	310
	$5,451	$1,390

Promissory notes represent amounts loaned by, and repayable to John Paul DeJoria. Further information is included within Note H.

The principal balances within loans are amounts payable to John Paul DeJoria, Jonathan Kendrick, Alex Renny, James Kendrick and Lord (Benjamin) Mancroft.

The amount of $1.400 million payable to John Paul DeJoria as at June 30, 2008 (at March 31 2008 $nil) was received in two installments of $0.400 million on May 29, 2008 and $1.000 million on June 27, 2008. The amounts have no specified terms of repayment and do not accrue interest and given the immateriality of any interest payable in the three months ended June 30, 2008, no interest has been imputed on these balances.

The amount of $0.356 million payable to Jonathan Kendrick as at June 30, 2008 (at March 31, 2008 $nil) has no specified terms of repayment and currently accrues interest at 8.25% per annum.

The amount of $0.220 million payable to Alex Renny as at June 30, 2008 (at March 31, 2008 $0.220 million) has no specified terms of repayment and currently accrues interest at 7% per annum.

The amount of $0.091 million payable to James Kendrick as at June 30, 2008 (at March 31, 2008 $0.090 million) has no specified term of repayment and currently accrues interest at 7% per annum.

An amount of $0.381 million is payable to Lord (Benjamin) Mancroft as at June 30, 2008 (at March 31, 2008 $0.352 million) in respect of unpaid consultancy fees. At March 31, 2008 the amount of $0.352 million was included in amounts payable in over 12 months.

All of these loans are unsecured.

NOTE H — LONG-TERM LIABILITIES, INCLUDING NOTES PAYABLE

Long-term liabilities, including notes payable consisted of the following:
	June 30,	March 31,
	2008	2008
Promissory notes (including accrued interest)	$12,547	$14,305
Loans (including accrued interest)	6,205	6,205
Accruals, deferred income and other creditors	497	767
Mortgage on freehold property	-	494
Finance leases	139	179
	$19,388	$21,950

Promissory notes represent amounts loaned by, and repayable to, John Paul DeJoria. The notes are unsecured and commenced on March 1, 2004. Each note has a 5 year term and includes interest at 6%. Promissory notes (including accrued interest) shown as due to related parties within 12 months and in long-term liabilities are payable in the following years as follows:

Year Ending March 31,	June 30, 2008	March 31, 2008
2009	$3,002	$1,080
2010	7,553	7,193
2011	719	2,706
2012	3,748	1,622
2013	527	2,784
Total	$15,549	$15,385

The principal balances within loans are the amounts owed to Jonathan Kendrick of $5.565 million at both June 30 and March 31, 2008. These amounts are unsecured and include interest previously charged. Mr. Kendrick has stated that he does not expect payment of this amount until after June 30, 2009, and so the amount has been included within long-term liabilities. Interest from November 14, 2007 is calculated at the current rate of 8.25% and included in loans due to related parties within 12 months.

Within accruals, deferred income and other creditors are amounts owed to employees who agreed to a deferral of part of their payroll entitlement. The terms of the deferral were that such amounts would not become payable until the Company was profitable and cash generative. The balances of the deferral total $0.429 million at both June 30, and March 31, 2008.

Until Rock Group plc entered UK insolvency administration on May 8, 2008, the Company had a mortgage on freehold property which expired in 2010. As this was still a liability of the Company at March 31, 2008, it is shown in the above figures and split between the amount payable within one year ($0.270 million) and payable after more than one year ($0.494 million).

NOTE I — INCOME TAX BENEFIT

The Company has received research and development tax credits in the past from claims submitted to HM Revenue and Customs in the United Kingdom. These credits have been granted given the leading edge nature of the software developed by the Company. The Company has not received the amount stated in the three month period ended June 30, 2007 in full and there is no guarantee that the credit for the three month period ended June 30, 2008 will be received in full or at all. However, the Company has been successful at receiving such tax credits in the past and has maintained a consistent accounting policy in this regard by showing such amounts claimed as receivable in the respective period(s) and given that the Company believes that the receipt of the claims is more likely than not, in accordance with FIN 48 the Company has chosen to record these amounts as receivable in the statement of operations.

In July 2008, the Company received $1.059 million in respect of its claim for the year ended March 31, 2007 and this will be reflected in the three months ending September 30, 2008.

NOTE J — COMPREHENSIVE LOSS

Comprehensive loss for the Company includes net loss and foreign currency translation. Comprehensive loss for the three months ended June 30, 2008 and 2007, respectively, was as follows:

	Three Months Ended
	June 30,	June 30,
	2008	2007
Net loss	$(20,881)	$(4,515)
Foreign currency translation adjustment	(244)	(624)
Comprehensive loss	$(21,125)	$(5,139)

NOTE K — SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	June 30, 2008	June 30, 2007
Cash paid for:
Interest	$13	$13
Non-cash items:
Adjustment to estimate of shares to be issued for purchase of Eikon Group Limited	(700)	-
Acquisition of Jalipo Limited	4,800	-
Common stock issued in settlement of note payable	200	-

NOTE L — STOCK BASED COMPENSATION AND BENEFIT PLANS

On April 1, 2006, the Company adopted SFAS 123R, which requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options and restricted stock grants based on estimated fair values. A summary of compensation expense recognized for the issuance of common stock, stock options and warrants follows:

	Three Months Ended
	June 30,	June 30,
	2008	2007
Stock-based compensation costs included in:
Product development	$-	$41
Sales and marketing expenses	-	456
General and administrative expenses	14,620	455
Total stock-based compensation expenses	$14,620	$952

Equity awards were issued to current shareholders during the three months ended June 30, 2008 for services provided during that period and there is no expectation that future services will be provided beyond that time. At June 30, 2008, there was no unrecognized compensation expenses related to unvested share-based awards.

NOTE M - RELATED PARTY TRANSACTIONS

The Company had the following balances with affiliated companies as at June 30 and March 31, 2008:

	June 30,	March 31,
	2008	2008
Due from affiliated undertakings:
Rok Mobile Limited	$1,085	$1,084
Rok Asset Management Limited	1,081	723
Beijing Sun Up Trade Development Co., Limited	377	422
Rok Talk Limited	153	120
Other balances (less than $0.100 million each)	78	174
	$2,774	$2,523

	June 30,	March 31,
	2008	2008
Due to affiliated undertakings:
Rok Mobile International Limited	$573	$1,088
Rok Voice Limited	443	496
Just Drunk Limited	342	384
Other balances (less than $0.100 million each)	75	96
	$1,433	$2,064

The above companies are deemed to be affiliates by virtue of common control and/or interests held by the Company and/or the directors of the Company.

License fees payable to John Paul DeJoria

In September 2003, Rok Diamonds Limited, a wholly-owned subsidiary of RCL, entered into a license agreement with John Paul DeJoria, a founder of the Company. The agreement provided for an exclusive license by Mr. DeJoria to enable Rok Diamonds Limited to use the DeJoria name for its business in perpetuity. The license can be terminated with the mutual written agreement of both parties with not less than six months notice. In consideration for this license, the company was to pay Mr. DeJoria $0.001 million annually plus an annual amount equal to the greater of $0.050 million or 3.5% of annual gross revenue of the company. The license also stated that the annual amount was to increase to the greater of $1.000 million or 5% of annual gross revenue of the company following any trade sale or any other sale or flotation of the company or its parent company. The total amount payable to Mr DeJoria was $0.919 million as at June 30, 2008 and $0.663 million at March 31, 2008. The license fee expensed for the three months ended June 30, 2008 were $0.256 million compared to $0.471 million for the fiscal year ended March 31, 2008. The monthly amount payable to Mr. DeJoria increased following the share exchange transaction, in November 2007, which has led to a disproportionate increase in fees payable for this quarter. The amounts have been expensed and credited as an increase in stockholders’ equity, as payment of the fee through June 30, 2008 has been waived by Mr. DeJoria.

Sales

During the three month period ended June 30, 2008, the Company sold jewelry to John Paul DeJoria for an invoiced amount of $0.164 million (June 30, 2007 $nil).

NOTE N - EQUITY TRANSACTIONS IN THE THREE MONTHS TO JUNE 30, 2008

During the three months ended June 30, 2008, the Company sold 375,000 shares of common stock to accredited investors at a price of $8.00 per share, which generated $3.000 million in gross proceeds of which $1.000 million was received prior to the year ended March 31, 2008.

The Company also issued 1,827,502 shares of common stock to current shareholders in recognition of services provided during the quarter. There is no expectation that future services will be provided and these shares have been treated as stock-based compensation costs, as detailed in Note L, and have been valued at $8.00 per share.

In addition, in the three months ended June 30, 2008, the Company capitalized a $0.200 million loan made to it by issuing 20,000 shares of common stock at a price of $10.00 a share.

On May 2, 2008, the DeJoria Family Trust exercised 221,552 stock options into shares of common stock of the Company for gross proceeds of $0.001 million.

NOTE O - SUBSEQUENT EVENTS

Adjustment to acquisition of Blubox Software Limited

On June 12, 2007, the Company completed a transaction to acquire 51% of Blubox Software Limited. The consideration payable was stock options to purchase up to 28,383 shares of common stock of ROK depending upon the performance of the business in the twelve month period to June 30, 2008. Following the reverse acquisition, the stock options in ROK were exchanged for stock options to purchase up to 157,886 shares of the Company’s common stock.

As at June 30, 2008, Blubox Software Limited had generated contracted revenue of 42.26% of the original agreed revenue amount and so the consideration payable would be 66,723 stock options. However, it is anticipated that there may be a re-negotiation to increase this number of stock options so the final number to be granted is currently not finalized. Upon finalization of the consideration, the entire purchase price may be recorded as goodwill in the financial statements but this allocation has not yet been finalised.

Adjustment to acquisition of Fun Little Movies Inc.

On November 14, 2007, the Company closed the acquisition of 51% of Fun Little Movies Inc. (“FLM”) for a total consideration of stock options to purchase up to 125,000 shares of the Company’s common stock and a guaranteed commitment to pay $0.800 million in equal installments over the following 24 months which FLM was to use as ongoing working capital for its operations. In the financial statements for the year ended March 31, 2008, the Company expensed $0.575 million as the amount relating to the stock options and also expensed $0.392 million as the guaranteed commitment which benefits the minority shareholders. This resulted in a total charge to the income statement for the year ended March 31, 2008 of $0.967 million. Since Fun Little Movies Inc. was a development stage company, business combination accounting as required by SFAS 141 was not applicable.

In July 2008, the Company renegotiated the transaction so it acquired the remaining 49% of FLM for no further consideration. Given that FLM will be a wholly-owned subsidiary in the three months ending September 30, 2008, an adjustment will be made in the financial statements for that period to reflect that there will be no minority which will benefit from the funding to FLM by the Company. This adjustment will be to reverse some of the previously expensed guaranteed amount and will lead to a credit to the income statement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in this document and in the “Risk Factors” section of our annual report on Form 10-KSB filed with the Securities and Exchange Commission on June 30, 2008.

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

Overview

On November 14, 2007, we completed a share exchange transaction pursuant to which we acquired substantially all the outstanding ordinary shares of Rok Entertainment Group Limited, a corporation organized under the laws of England and Wales (“ROK”). ROK designs and develops technology to deliver audio-visual content to mobile phones, including delivery of games, television feeds, recorded entertainment and other programming. As a result of the share exchange transaction, ROK became our subsidiary, with ROK’s former shareholders acquiring a majority of the outstanding shares of our common stock. Effective December 31, 2007, we changed our corporate name to ROK Entertainment Group Inc. from Cyberfund Inc. We accomplished this by reincorporating Cyberfund Inc. in the State of Delaware from Oklahoma through a merger of Cyberfund Inc. with and into a newly-formed Delaware subsidiary known as “ROK Entertainment Group Inc.” At the effective time of the reincorporation, ROK Entertainment Group Inc. became the surviving company of the merger, as well as the registrant for public reporting purposes under the federal securities laws, and its certificate of incorporation and by-laws became our certificate of incorporation and by-laws. In connection with our corporate name change, our trading symbol was changed to ROKE on the OTC Bulletin Board.

Since our business is now that of ROK, the information in this report is that of ROK as if ROK had been the registrant for all the periods presented in this report and this report includes those of ROK prior to the share exchange transaction, as these provide the most relevant information for us on a continuing basis.

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

Up to and through the current reporting period, we have been engaged in development and testing of products and services and revenues have been nominal. We have incurred operational losses for all historic periods, including this reporting one. We have financed our activities to date through the proceeds from sales of our common stock in private placement financings and from funding provided by ROK’s co-founders, Jonathan Kendrick, who is our Chairman, and John Paul DeJoria.

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

Content acquisition and ownership are an integral part of our “ROK TV” experience. We believe that these are likely to be the main long term competitive advantages that we enjoy in the market. Therefore, we cannot ignore the upstream content elements, and content acquisition is a high profile function in our company. As part of this, we hold partial ownership in Rok Motion Limited, a UK film production company that makes unique content suitable for the Internet and mobile distribution, have acquired Fun Little Movies Inc., a U.S. company that creates and also owns a growing catalog of short films, and are negotiating acquisition terms with other similar producers with the intention of expanding the catalog portfolio. Ultimately, we expect that these content sourcing functions will become a significant contributor to future revenues and earnings.

Earlier in 2007, we also acquired control of Blubox Software Limited which is now actively selling our Blubox software solution.

China is represented as a separate business unit within our company, mainly because of the ownership structure (a minority ownership by an affiliate of the Beijing Municipal Government). Beijing New Net Science & Technology Development Limited has strong ties with the Beijing Welfare Lottery (the larger of just two lotteries in China and the only legal form of gambling) and now sells Beijing Welfare Lottery’s lottery tickets online and has reached agreement to create and run games for sale online and via mobile phone.

We have also entered into an agreement with a handset manufacturer and are now selling ODM handsets to retailers and carriers. ODM handsets are those that are not branded by major handset manufacturers and can therefore carry other powerful marketing brands. We intend to add value by embedding content and services onto these handsets so that the end user consumer can access our products/services. To carriers, the value of doing this is seen in increased average revenue per user (ARPU is an industry metric of consumer spend) and reduced churn (the number of subscribers leaving a carrier’s service each month - a function of longevity of subscriber and therefore also average costs of acquisition).

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this report.

Results of Operations - Three Months ended June 30, 2008 compared to Three Months ended June 30, 2007

The share exchange transaction is being accounted for as a “reverse acquisition”, since the former shareholders of ROK own a majority of the outstanding shares of our common stock immediately following the transaction. ROK is deemed to be the acquirer in the reverse acquisition and, consequently, the assets and liabilities and the historical operations that are reflected in our financial statements are those of ROK and are recorded at the historical cost basis of ROK. The amounts presented for 2007 are unaudited pro-forma results of ROK and RCL. Audited financial statements of these separate companies were filed as part of our current report on Form 8-K filed on November 20, 2007 and for the newly established ROK Entertainment Group Inc. as part of our current report on Form 10-KSB filed on June 30, 2008. ROK and RCL merged in November 2007 prior to the date of the reverse merger with Cyberfund Inc.

Sales

Our sales were $1.032 million for the three months ended June 30, 2008, excluding sales from discontinued operations of $0.358 million, an increase of $0.436 million, or 73.15%, as compared to $0.596 million for the equivalent period in 2007. This increase in revenues reflects continuing increases in our subscriber and user numbers, and the first turnover generated from the sale of refurbished handsets to developing markets. We also earned revenue during the three months ended June 30, 2008 from the provision of content and entertainment services on mobile phones, and the sale of specialist gaming computers.

Operating expenses

Total operating expenses amounted to $21.679 million for the three months ended June 30, 2008, an increase of $16.559 million, or 323.42%, as compared to $5.120 million for the equivalent period in 2007. The majority of this increase resulted from a share-based payment charge of $14.620 million and an increased charge for product development costs which is covered in detail below but is conducive with our strategy to acquire and develop further leading edge products. The total operating expenses include the following major components:

Content and distribution

Content and distribution costs were $0.532 million (inclusive of costs of handsets for refurbishment) for the three months ended June 30, 2008, an increase of $0.035 million, or 7.04%, as compared to $0.497 million for the equivalent period in the previous year. Content and distribution costs reduced as a percentage of sales in the three months ended June 30, 2008 compared to the equivalent period in 2007 demonstrating improved margins as we start to roll out more of our recently developed products.

Product development

Product development expenses amounted to $3.079 million for the three months ended June 30, 2008, an increase of $1.548 million, or 101.11%, as compared to $1.531 million for the equivalent period in 2007. This was due to the additional costs of the businesses acquired together with an increased headcount (and the resultant recruitment fees given the specialist nature of those new employees). There were also increases in property and connectivity costs in this area.

Labor and related expenses were the most significant overhead cost in the product development expenses category and amounted to $2.907 million for the three months ended June 30, 2008, an increase of $1.503 million, or 107.05%, over the $1.404 million charge for the equivalent period in 2007. This increase reflects our continuing recruitment of specialist technical development staff to maintain the leading edge properties of our product portfolio. We substantially increased the number of such developers between 2008 and 2007.

Sales and marketing expenses

Sales and marketing expenses amounted to $1.274 million for the three months ended June 30, 2008, a decrease of $0.598 million, or 31.94%, as compared to $1.872 million for the equivalent period in 2007. This was largely due to a share-based payment charge of $0.726 million appearing in the three months ended June 30, 2007 while no charge appeared in the equivalent period in 2008. The total sales and marketing expense amounts include the following major components:

Labor and related expenses totaled $0.404 million for the three months ended June 30, 2008, an increase of $0.209 million, or 107.18%, over labor and related expenses of $0.195 million for the equivalent period in 2007. This was due primarily to continued increases in staffing levels as we focus our efforts in monetizing the product portfolio that we have developed over our period of research and development which commenced in 2002. The increase in headcount for the three months ended June 30, 2008 compared to the equivalent period in 2007 includes the addition of three specialist marketing members to our senior management team.

Travel expenses increased from $0.062 million for the three months ended June 30, 2007 to $0.153 million for the three months ended June 30, 2008. In addition various other sales and marketing costs constituting marketing support were $0.203 million greater in the three months ended June 30, 2008 than for the equivalent period in 2007. These cost increases were due to the additional amounts incurred by the businesses acquired, the increased headcount and the corresponding worldwide sales effort for the products developed.

Overseas office costs reduced from $0.225 million for the three months ended June 30, 2007 to $0.127 million for the period ended June 30, 2008, a decrease of $0.098 million, or 43.56%. This reflects the decision to strengthen the UK marketing team and centralize control now that operations in the various territories have been established.

Sales and marketing consultancy costs were $0.139 million for the three months ended June 30, 2008 a reduction of $0.143 million, or 50.71%, on the charge of $0.282 million for the equivalent period in 2007, which further demonstrates our strategy to increase the headcount of, and strengthen, our employed marketing team, thereby centralizing control.

All of the above increased costs reflect our strategy of enhancing our sales and marketing function as we advance from the development phase into now monetizing our developments by the global roll out of our product portfolio and the sales of new product lines.

General and administrative expenses

General and administrative expenses were $16.399 million for the three months ended June 30, 2008, an increase of $15.288 million, or 1,376.06%, as compared to $1.111 million for the equivalent period in 2007. This reflects the share-based payment charge of $14.620 million and an increase in the administrative structure that we require to support the global roll out of our products. The total general and administrative expense amounts include the following major components:

Labor and related expenses were $0.727 million for the three months ended June 30, 2008, an increase of $0.376 million, or 107.12%, as compared to $0.351 million for the equivalent period in 2007. This increase reflects our preparation in providing support in all territories for our global roll out of products while also adding senior executives with the relevant expertise and experience to our board and management team to facilitate such expansion. New employees were also recruited for the finance and IT support functions leading to an increased headcount of ten over the period in these areas.

Other significant comparative increases were bad debts, with $0.305 million written off in the three months ended June 30, 2008 as compared to $0.215 million for the equivalent period in 2007. This relates to provisions made in respect of amounts due from affiliated companies which are deemed to be irrecoverable. Audit, accountancy and brokers fees amounted to $0.306 million for the period ended June 30, 2008, an increase of $0.222 million, or 264.29%, over the charge of $0.084 million for the three months ended June 30, 2007, and a license fee potentially payable to John Paul DeJoria for the use of the DeJoria name as a specialist brand for Rok Diamonds Limited. This license fee amounts to $0.256 million for the three months ended June 30, 2008 while there was no charge for the equivalent period in 2007. All of these increased costs reflect our continued expansion and growth and the impact of our November 2007 share exchange transaction.

Depreciation and amortization

Depreciation and amortization expense was $0.139 million for the three months ended June 30, 2008, an increase of $0.030 million, or 27.52%, as compared to $0.109 million for the equivalent period in 2007.

Interest expense and income

Interest expense incurred for the three months ended June 30, 2008 amounted to $0.386 million, an increase of $0.066 million, or 20.63%, as compared to $0.320 million for the equivalent period in 2007. Interest income contributed $0.001 million for the three months ended June 30, 2008 as compared to $0.016 million contribution for the equivalent period in 2007.

Operating loss before taxation was $21.032 million for the three months ended June 30, 2008, an increase of $16.204 million, as compared to a loss of $4.828 million for the equivalent period in 2007. This is due to all the factors discussed above.

Due to the innovation of our developed product portfolio, we claim research and development tax credits in the United Kingdom which contribute to the income tax benefit of $0.268 million for the three months ended June 30, 2008 and $0.238 million for the three months ended June 30, 2007.

The above figures, after adjustment for foreign currency translation and amounts due from minority interests, produced a net loss of $20.881 million for the three months ended June 30, 2008 compared to $4.515 million for the equivalent period in 2007. The loss for the period was as a result of the share-based payment charge of $14.620 million and the increased operating costs described above that we incurred as a result of enhancing our company structure, particularly in respect of the share exchange transaction, the addition of executive directors, the enhancement of our sales and marketing and general administration functions to support the global roll out of our developed product portfolio and our newly acquired and developed additional product lines and businesses.

Liquidity and Capital Resources

Our financial statements were prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had $0.244 million in cash and cash equivalents at June 30, 2008. Our working capital is not sufficient to fund our plan of operations for the next 12 months. We intend to raise additional capital to fund our plan of operations, but we cannot assure you that we will be able to raise sufficient additional capital as needed to execute our business plan.

Net Cash Used in Operating Activities

We still do not currently generate positive cash flow. As of June 30, 2008, we had an accumulated deficit of $98.903 million. The cash flow used in operating activities was $4.777 million and $4.793 million for the three months ended June 30, 2008 and 2007, respectively.

Net Cash Used in Investing Activities

We used $0.008 million and $0.107 million in the three months ended June 30, 2008 and 2007, respectively, to acquire equipment.

Net Cash Provided by Financing Activities

We have financed our operations primarily from sales of common stock, the issuance of notes payable to investors and short term loans. For the three months ended June 30, 2008 and 2007, we generated $3.434 million and $5.303 million, respectively, from financing activities. We anticipate that the financing required for future operations will derive from further sales of our stock.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. We have not generated positive earnings since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. At June 30, 2008, our company has accumulated losses of $98.903 million since inception, we currently do not have sufficient funds to continue our planned operations for the foreseeable future and we are currently raising additional funds for our operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Contractual Obligations

Operating and Capital Leases

We conduct our principal operations in a leased facility located at Rok House, Kingswood Business Park, Holyhead Road, Albrighton, Wolverhampton, WV7 3AU, England. We occupy 4,878 square feet of space under a lease with an annual rental rate of $0.080 million that expires in September 2013. We also lease 1,985, 1,398 and 1,180 square feet of space in London, England, 3,138 square feet of space in Llandow, South Wales, 300 square feet of space in Gloucestershire, England, and 1,522 square feet of space in Lancaster, England. We pay $0.060 million, $0.094 million, $0.050 million, $0.069 million, $0.016 million and $0.030 million, respectively, in annual rent under these leases, which expire in May 2012, September 2009, August 2009, July 2009, August 2008 and February 2012, respectively. Our Chinese subsidiaries are located in Beijing, and occupy a 2,852 square feet building at a cost of $0.033 million on an annually renewable lease each August. On the acquisition of Fun Little Movies Inc., we acquired office space of 640 square feet in Burbank, California at an annual cost of $0.013 million on a monthly lease, and on the acquisition of Geniem Oy we acquired office space of 1,657 square feet, in Tampere, Finland, at an annual cost of $0.027 million on a monthly lease. Until Rock Group plc entered UK insolvency administration on May 8, 2008, we also had a mortgage on the freehold property in Warwick, England, this property has 22,000 square feet of office, assembly and storage space, we paid $0.279 million annually and the lease was due to expire in 2012. We are currently considering occupying a leased facility in California, but no commitment has yet been given in respect of any property.

We currently hold two capital leases for assets that were purchased in May 2006; a Mercedes Maybach car costing $0.380 million and computer equipment costing $0.125 million. We pay $0.009 million per month for the Mercedes Maybach and $0.003 million per month for the computer equipment. These leases will expire in April 2011 and April 2009, respectively. In addition, we pay $0.001 million a month for operating leases for two Volkswagen Golf cars which commenced in July 2007 and will expire in June 2009. Until Rock Group plc entered UK insolvency administration on May 8, 2008, we also paid $0.002 million a month for the capital lease of a Porsche car which will expire in September 2010.

Impact of Inflation

We expect to be able to pass inflationary increases for content and other costs on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Seasonality

Although our operating history is limited, we do not believe our products and services are seasonal with the exception of handset sales which are higher over the Christmas holiday period.

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

Principles of consolidation

The consolidated financial statements include the accounts of our company and our wholly and majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Services and other

Software services revenue is recognized as and when services are performed with any maintenance and support revenues being recognized ratably over the term of the contract, which is typically one to three years. In situations where post contract services (“PCS”) is included during the first year of the license and such support is insignificant and upgrades/enhancements are not provided, the revenue attributable to PCS is recognized upon shipment or customer acceptance of the software license.  In situations where PCS is included during the first year of the license and such support is significant and upgrades/enhancements are frequent, the revenue attributable to PCS is recognized ratably over the support period based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for arrangements with significant PCS, all revenue is deferred and recognized ratably over the support period.

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

5. Investments

Investments consist of amounts invested in the unlisted equity of privately held companies for business and strategic purposes. The securities of these companies are not publically traded and so are recorded at cost. We do not exercise significant influence over the operating or financial policies of the companies in which we have invested and as such have accounted for these investments on the cost method.

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

Freehold land and buildings	40 years
Leasehold improvements	5 years
Equipment, furniture and fittings	3 years

7. Intangible Assets

Intangible assets consist of goodwill and internally generated development costs. Goodwill represents the excess (or shortfall) of the purchase price compared with the fair value of net assets acquired. We review purchased goodwill for impairment if events or changes in circumstances indicate that the carrying amounts may not be appropriate or as otherwise required by relevant accounting standards. The date of the annual impairment review has yet to be determined by our management; however, in the meantime, we will continue to consider any indicators of impairment or change in circumstances.

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

9. Shipping and Handling Costs

Shipping and handling costs charged to customers are included in sales, and shipping and handling costs incurred by us have been included within content and distribution and in the cost of handsets.

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

12. Basic and Diluted Loss per Common Share

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

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at June 30, 2008 are as follows:

Options granted	6,499,674
Options not yet subject to grant	91,164
Total number of options	6,590,838

13. Advertising and Promotional Expenditures

Advertising and promotional costs are expensed as incurred.

14. Accounting for Stock-Based Compensation

Our board of directors adopted the 2007 Incentive Compensation Plan, which was approved by our stockholders in November 2007. Participants in the 2007 Incentive Compensation Plan may include employees, officers, directors, consultants, or independent contractors who the compensation committee determines shall receive awards under the plan. The 2007 Incentive Compensation Plan authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock that are reserved for issuance under the 2007 Incentive Compensation Plan are up to 9,000,000 shares, of which approximately 4,000,000 shares are still available for issuance under the Plan and the stock options already issued in accordance with the Plan are included within the total number of outstanding options shown above.

We account for equity instruments issued for services and goods to non-employees under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”; Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF Issue 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” Generally, the equity instruments issued for services and goods will be shares of our common stock or warrants to purchase shares of common stock. These shares or warrants generally will be fully-vested, non-forfeitable and exercisable at the date of grant and will require no future performance commitment by the recipient. We expense the fair market value of these securities over the period in which the related services are received.

15. Income Taxes

We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

We maintain a valuation allowance with respect to deferred tax assets. We establish a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration our financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the Federal tax laws.

Changes in circumstances, such as our generating taxable income, could cause a change in judgment about the ability to realize the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

In June 2006, the Financial Accounting Standards Board (“FASB”), issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”), which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted provisions of FIN 48 on January 1, 2007. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. We have no material amount of accrued liabilities for interest or penalties recorded related to unrecognized tax benefits. Our tax returns are open to examination for the years 2005 and onwards.

16. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates of our management are the allowance for doubtful accounts, deferred tax assets, deferred revenue, depreciable lives and methods of property and equipment, valuation of warrants and other stock-based compensation and valuation of recorded goodwill and intangible assets. Our actual results could differ from those estimates.

17. Leased Assets and Obligations

Where assets are financed by leasing agreements that give rights approximating to ownership (“finance leases”), we treat the assets as if they had been purchased outright. The amount capitalized is the cost of the asset acquired, which approximates to the present value of the minimum lease payments payable during the lease term. The corresponding leasing commitments are shown as obligations to the lessor. We treat lease payments as consisting of capital and interest elements, and the interest is charged to the profit and loss account in proportion to the remaining balance outstanding on a straight line basis. All other leases are “operating leases” and the annual rentals are charged to the profit and loss account on a straight line basis over the lease term.

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

Recent Accounting Pronouncements

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, during December 2007, the FASB proposed FASB Staff Position SFAS 157-2 which delays the effective date of certain provisions of SFAS 157 until fiscal years beginning after November 15, 2008. Effective April 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No 115” (“SAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 was effective for us beginning in the first quarter of fiscal 2009. The adoption of SFAS 159 in the first quarter of fiscal 2009 did not impact our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (“IASB”) and are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests (formerly minority interests) in consolidated financial statements. We will adopt these standards at the beginning of our 2010 fiscal year. The effect of adoption will generally be prospectively applied to transactions completed after the end of the 2009 fiscal year, although the new presentation and disclosure requirements for pre-existing non-controlling interests will be retrospectively applied to all prior-period financial information presented.

SFAS 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because this standard is generally applied prospectively, the effect of adoption on our financial statements will depend primarily on specific transactions, if any, completed after March 31, 2009.

During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We do not believe that the adoption of SFAS 161 will have a material effect on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. We do not expect SFAS 162 to have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how SAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. We do not believe that the adoption of this statement will have a material effect on our financial statements.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not required.

ITEM 4T. Controls and Procedures

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

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Our management concluded that as of March 31, 2008 in the initial presentation of our financial statements we did not maintain effective controls over the preparation, review and presentation and disclosure of our consolidated financial statements in accordance with U.S. GAAP given this was the first time our team had prepared financial statements in this format of a 10-KSB. Specifically, there were adjustments required by the auditors so that our financial statements complied with U.S. generally accepted accounting principles and our management determined that this control deficiency constituted a material weakness in our internal control over financial reporting.

Our management will take steps to remediate the material weakness in our internal control over financial reporting relating to the compliance with U.S. generally accepted accounting principles. These steps include a thorough review in future of the classification requirements of each component line item and the individual elements that comprise each line item of the financial statements in accordance with U.S. generally accepted accounting principles.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time we are subject to legal proceedings or claims that arise in the ordinary course of business. Although we cannot predict the outcome of these matters with certainty, our management does not believe that the disposition of these ordinary-course matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Not required.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2008, we sold 375,000 shares of common stock to accredited investors at a price of $8.00 per share, which generated $3.000 million in gross proceeds of which $1.000 million was received prior to the year ended March 31, 2008.

The Company also issued 1,827,502 shares of common stock to current shareholders in recognition of services provided during the quarter. There is no expectation that future services will be provided and these shares have been treated as stock-based compensation costs, as detailed in Note L, and have been valued at $8.00 per share.

In addition, in the three months ended June 30, 2008, we capitalized a $0.200 million loan made to us by issuing 20,000 shares of common stock at a price of $10.00 a share.

On May 2, 2008, the DeJoria Family Trust exercised 221,552 stock options into shares of our common stock for gross proceeds of $0.001 million.

The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act and/or the safe harbor of Rule 506 under Regulation D. The certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act. The recipients of such securities received, or had access to, material information concerning our company, including, but not limited to, our periodic reports and current reports, as filed with the SEC. Except as set forth above, no discount or commission was paid in connection with the issuance of securities.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three months ended June 30, 2008.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The exhibits listed in the following Exhibit Index are filed as part of this quarterly report.

Exhibit Number and Description

2.1	Share Exchange Agreement, dated April 27, 2007, between Cyberfund, Inc. and ROK Entertainment Group Limited. (1)

2.2	Amendment No. 1 to Share Exchange Agreement, dated July 10, 2007, between Cyberfund, Inc. and ROK Entertainment Group Limited. (2)

2.3	Amendment No. 2 to Share Exchange Agreement, dated as of November 12, 2007, between Cyberfund, Inc. and ROK Entertainment Group Limited. (2)

2.4	Amendment No. 3 to Share Exchange Agreement, dated as of November 14, 2007, between Cyberfund, Inc. and ROK Entertainment Group Limited. (2)

2.5	Agreement and Plan of Merger, dated December 28, 2007, by and between Cyberfund, Inc. and ROK Entertainment Group Inc. (4)

3.1	Certificate of Incorporation of ROK Entertainment Group Inc., filed December 13, 2007 with the Secretary of State of the State of Delaware. (4)

3.2	By-laws of ROK Entertainment Group Inc. (4)

3.3	Certificate of Merger of Cyberfund, Inc. with and into ROK Entertainment Group Inc., filed December 28, 2007 with the Secretary of State of the State of Delaware. (4)

10.1	ROK Entertainment Group Inc. 2007 Incentive Compensation Plan. (3)

10.2	Form of Employment Agreement between ROK Entertainment Group Limited and its officers. (3)

31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a).

32.1	Certifications pursuant to Sec. 906.

(1)	Incorporated by reference to the exhibits included with our current report on Form 8-K, dated April 27, 2007, and filed with the SEC on May 1, 2007.

(2)	Incorporated by reference to the exhibits included with our current report on Form 8-K, dated November 14, 2007, and filed with the SEC on November 16, 2007.

(3)	Incorporated by reference to the exhibits included with our current report on Form 8-K, dated November 14, 2007, and filed with the SEC on November 20, 2007.

(4)	Incorporated by reference to the exhibits included with our annual report on Form 10-KSB filed with the SEC on June 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROK Entertainment Group Inc.

August 14, 2008	By:	/s/ Laurence Alexander
Laurence Alexander President and Chief Executive Officer (Principal Executive Officer)

August 14, 2008	By:	/s/ Alex Renny
Alex Renny Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)